Form 10KSB
period 2003-03-31
DATAWAVE SYSTEMS INC
filed 2003-06-27
CIK 1000157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2003
Commission file number 0-25786

DATAWAVE SYSTEMS INC.
(Exact name of Registrant as specified in its charter)
YUKON, CANADA	98-0186455
(Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
101 WEST 5TH AVENUE, VANCOUVER, BRITISH COLUMBIA V5Y 4A5
(Address of principal executive offices)
604.874.1302
(Registrant's telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each exchange on which registered
None

Securities registered or to be registered pursuant to Section 12(g) of the Act:
Common Shares
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No_____

State issuer's revenues for its most recent fiscal year. $18,271,751

As of May 30, 2003 the registrant had 43,889,334 common shares outstanding. The aggregate market value of the voting shares held by non-affiliates as of that date was approximately $2,225,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One)

Yes No__X__

DATAWAVE SYSTEMS INC.

FORM 10-KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes or is based upon estimates projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of DataWave. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications market. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties as outlined in Part I, Item 3.D. Risk Factors. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

PART I

Item 1. Business

History of the Company

Our company was incorporated by registration of its memorandum and articles under the laws of the Province of British Columbia on August 12, 1986, under the name Monte Carlo Resources Ltd. On May 16, 1989, we changed our name to C.R. Provini Financial Services Corp., on January 24, 1994, to DataWave Vending Inc., and on January 15, 1997, to DataWave Systems Inc. On September 1, 2000, we completed a continuation of our corporate jurisdiction from British Columbia to the Yukon Territory. Our registered and records office and address for service in the Yukon is care of Austring, Fendrick, Fairman & Parkkari, 3081 Third Avenue, Whitehorse, Yukon, Canada, Y1A 4Z7.

In October 1993, we applied to the Vancouver Stock Exchange (now the TSX Venture Exchange) for inactive status, following which we consolidated our share capital on a five for one basis. On January 31, 1994, we acquired, by way of reverse merger, all of the issued and outstanding shares of North American Photo Vending Corporation, a privately-held British Columbia corporation, which subsequently changed its name to DataWave Vending (Canada) Inc. ("DVI"). In connection with its acquisition of DVI , we changed our name to DataWave Vending Inc.

Since the 1994 reverse merger, we have operated our business primarily through our subsidiaries and have been involved primarily in the development, placement, marketing and sale of Electronic Merchandisers through the United States and Canada.

We have five subsidiaries. Neither we nor any of our subsidiaries have been subject to any bankruptcy, receivership or similar proceedings, (although a company that we held a 50% interest in, PhoneLine Cardcall International, Inc., did file for bankruptcy in 1999 and has now been dissolved). A sixth subsidiary, renamed DataWave Prepaid Card Company (AT&T PrePaid Card Company), was acquired on July 13, 2001 and amalgamated into DataWave Vending (Canada) Inc. on March 31, 2002, the resulting entity was renamed DataWave Services (Canada) Inc.

The names of our subsidiaries, their dates of incorporation, our percentage voting ownership of each and the jurisdictions in which they were incorporated are as follows:

Name of Subsidiary	Percentage (%) Interest Held	Date of Incorporation	Jurisdiction of Incorporation
DataWave Services (Canada) Inc. (1)	100%	April 28, 1992	British Columbia
DataWave Systems (U.S.) Inc.	100%	February 8, 1995	Nevada
CXP Canada Inc. (2)	100%	March 10, 1995	Canada
DataWave Services (U.S.) Inc.(3)	100%	February 8, 1995	Nevada
Cardxpress Vending, Inc.	100%	November 14, 1991	Delaware

(1) DataWave Vending (Canada) Inc. was renamed DataWave Services (Canada) Inc. on March 31, 2002

(2) Phone Line International (PHONE LINE INTERNATIONAL) Inc. was renamed CXP Canada Inc. on January 27, 2003

(3) Wholly-owned subsidiary of DataWave Systems (U.S.) Inc., a first-tier wholly-owned subsidiary of the Company.

The following chart illustrates the intercorporate relationship among our company and our subsidiaries:

Our principal office is located at 101 West 5th Avenue, Vancouver, British Columbia, Canada V5Y 4A5 and our phone number is 604.874.1302. We also maintain offices in Pompton Plains, New Jersey and Burlington, Ontario, Canada.

Our internet homepage is located at datawave.ca, however, the information in, or that can be accessed through, our home page is not part of this report. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our Internet homepage as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In this Annual Report on Form 10-KSB, "DataWave", "DTV", "us", "our" or "we", means DataWave Systems, Inc. together with our subsidiary companies.

Business overview

We design, develop, produce, own and manage a proprietary, intelligent, automated direct-merchandising network. We use our network system to distribute prepaid phone cards, primarily under the AT&T brand, in the United States. Our network system is scalable and flexible and can be modified to offer other premium prepaid products such as prepaid cellular telecommunications services, prepaid gift and prepaid stored value. In Canada, we wholesale prepaid phone cards to retail establishments. "Phone cards" means both prepaid long distance and cellular time.

Our network system includes free-standing "smart" machines capable of dispensing multiple prepaid products and services, and over-the-counter "swipe" units for point-of-sale prepaid retailing, both of which are connected to our proprietary server and database software through a wireless and/or land line wide area network. As of March 31, 2003, our network system included 1,019 free-standing machines and 303 over-the-counter units. Our network system has been designed to work both with the telephone switches of other parties as well as switches operated by us. In the United States, we elected to operate solely with other parties' switches, such as those of AT&T and other long distance carriers.

In Canada, until this past year, we had followed the traditional business model of selling in bulk preactivated or "live" prepaid phone cards to retail establishments. We are seeking to change this model by introducing point of sale technology into the retail environment. This gives us the ability to authorize or recharge prepaid cards at cash registers as well as through a standalone terminal. As of March 31, 2003, we had installed 529 point of sale terminals in Canada.

We sell prepaid products at more than 8,000 locations in Canada and the United States.

The predominant channels of distribution for prepaid phone cards are through retail establishments and traditional vending machines, most of which sell "live" prepaid phone cards purchased in bulk. "Live" prepaid phone cards are preactivated with telephone time prior to sale to the retailer or placement in a machine.

In comparison to other prepaid phone card distribution methods, our network system in the United States and Canada distributes unauthorized prepaid phone cards which are authorized only upon purchase by the consumer. Because the cards are not preauthorized, we avoid certain costs incurred by distributors of "live" prepaid phone cards, such as paying for long distance telephone time prior to sale to consumers, losses due to theft and other costs associated with the management of inventory. Our network system also features:

(i) real-time remote monitoring of free-standing machines and over-the-counter units, including cash balances, card inventory and machine functioning;

(ii) remote adjustable pricing of prepaid products and services at each free-standing machines location;

(iii) consumer convenience by permitting purchases of customer selected dollar amounts of long distance or cellular time, by cash or credit card, and providing detailed receipts and multilingual instructions; and

(iv) scalability, enabling the Company to increase the number of free-standing machines and over-the-counter units with limited hardware and software upgrades and to offer multiple future prepaid products and services at existing and future locations.

PhoneLine Cardcall International Inc. Joint Venture

On March 1, 1998, we entered into an agreement with DCI Telecommunications, Inc. to create a joint venture for the marketing, sale and service of prepaid long distance telephone phone cards in Canada. The new joint venture company PhoneLine Cardcall International Inc. was incorporated under the federal laws of Canada on December 18, 1997. PhoneLine Cardcall was Canada's single largest independent entity devoted solely to the sale of prepaid phone cards. Under the terms of the agreement, we and DCI contributed all existing Canadian prepaid long distance telephone phone card business to the joint venture.

We caused Phone Line International to sell substantially all of its assets to PhoneLine Cardcall. DCI caused Cardcaller Canada Inc. to sell substantially all of its assets to PhoneLine Cardcall. Cardcaller is a wholly owned subsidiary of DCI. We subscribed for 40,000 common shares of PhoneLine Cardcall for Cdn$1.00 per share and lent Cdn$600,000 to PhoneLine Cardcall to enable it to purchase certain goodwill and assets of Phone Line International. DCI subscribed for 60,000 common shares of PhoneLine Cardcall for Cdn$1.00 per share and lent Cdn$340,000 to PhoneLine Cardcall to enable it to purchase certain goodwill and assets of Cardcaller.

In December 1998 the operations of PhoneLine Cardcall effectively ceased, primarily due to the intense competition it faced in the Canadian marketplace. In July 1999, DCI Telecommunications Inc. petitioned PhoneLine Cardcall into bankruptcy and on July 6, 1999 a receiving order was issued to that effect. We recorded a loss of $716,795 to terminate operations and to write down fixed assets and inventory balances in the year ended March 31, 1999. PhoneLine Cardcall has now been dissolved.

Acquisition of AT&T PrePaid Card Company

On July 13, 2001 we acquired for $1,280,507 cash 100% of the issued and outstanding shares of AT&T PrePaid Card Company, a prepaid card business manufacturing and distributing prepaid long distance telephone cards to retailers in Canada. AT&T Prepaid Card Company was incorporated in March 1999 under the Nova Scotia Business Corporation Act. AT&T Prepaid Card Company was subsequently renamed DataWave PrePaid Card Company and was amalgamated into DataWave Vending (Canada) Inc. on March 31, 2002, subsequently renamed DataWave Services (Canada) Inc. on March 31, 2002.

Products and Development

We initially focused on the development of its photographic electronic merchandiser and free-standing machine products. We subsequently wound-up the affairs of the division responsible for the production and marketing of photographic electronic merchandisers through DVI and DataWave Vending (U.S.) Inc. We no longer market our photographic electronic merchandiser machines and the production and development of this product line has ceased. The following discussion will only include limited references to the photographic electronic merchandiser product and, where mentioned, it will be for historical comparative purposes only.

Our current business focus is on the commercial production, placement and marketing of free-standing machines, the placement and marketing of over-the-counter units, the sale of prepaid phone cards, and the development and application of the technology related to the free-standing machine and over-the-counter unit products. All free-standing machines currently produced are owned and operated by us. Revenues are generated through the placement of company-owned free-standing machines and over-the-counter units, the licensing of the necessary technology and the sale of prepaid phone cards.

The over-the-counter unit product line was developed to complement the free-standing machine product line in retail locations where the placement of a free-standing machine could not be justified due to the expected low revenue levels that would be generated and due to placement considerations, such as available space. We presently retain ownership of all over-the-counter units placed and generate revenue from the sale of prepaid phone cards purchased at over-the-counter unit outlets.

In June 2002, the over-the-counter unit technology was enhanced for roll-out in Canada; this includes the ability to offer wireless/cellular personal identification numbers (or virtual personal identification numbers by dispensing a printed voucher). Sometimes referred to as point of sale technology, this gives us the ability to authorize or recharge prepaid cards at cash registers as well as through a standalone terminal.

Our business strategy is to deliver prepaid products and services such as phone cards, cellular telecommunications, internet services, gift cards and stored value cards through our network system. Elements of the strategy include increasing our penetration of premier site locations in the U.S. and retail locations in Canada, expanding our strategic relationship with AT&T, delivering new, prepaid product and service offerings, developing relationships with other providers of prepaid products and services, and maintaining our electronic distribution network technological leadership.

We also distribute pre-activated prepaid phone cards through machines not connected to our network system. Approximately 1% of our machines are not networked and thus sell pre-activated calling cards. In fiscal 2003, less than 1% of our net revenues came from the sale of pre-activated phone cards sold through non-networked machines.

Please refer to Item 6 - "Management's Discussion and Analysis" for a full discussion of the financial results of our operations.

Our Network System. Our network system offers features that benefit us, long distance carriers, retail locations, consumers and other potential product and service providers. The following features distinguish our network system from many traditional channels of distribution for prepaid products and services:

Feature	Benefits
International wireless and landline network	Enables international free-standing machine and over-the-counter unit distribution Permits flexibility and mobility in site placement
Scalable and flexible network and point-of-sale architectures

Enables the Company to offer a variety of branded products and services and increase free-standing machine and over-the-counter unit placements
Permits integration into third party switches eliminating post-sale customer service obligations of our company

Point-of-sale authorization of prepaid calling cards for most United States sales.	Reduces losses and shrinkage from theft of "live" inventory Reduces inventory financing and management control costs
Remote download of information to free-standing machines and over-the-counter units	Enables efficient updating of information including price and tax changes
Remote self-diagnostic every three minutes and servicing notification via national paging network	Ensures efficient maintenance scheduling and reduces down time
Remote cash and inventory monitoring	Reduces operating expenses and improves cash management Reduces down time by maintaining inventory levels
Real-time credit card verifications, approval and limits	Reduces credit risks
Consumer convenience: Customer determined card amounts; cash or credit card acceptance; itemized customer sales receipt; multi-lingual instructions; 24 hour access	Increases consumer appeal and broadens potential consumer base Provides receipt for record of charges, including taxes
Detailed audit trail of transactions	Permits timely and accurate monthly commission payments Produces management information such as free-standing machine utilization history and service history

Prepaid Calling Cards. In the United States, we distribute prepaid phone cards primarily through our network system and, to a lesser extent, through a number of retailers. Prepaid phone cards can be purchased from a free-standing machine for any dollar denomination up to a limit of $100 using cash or a credit card. Prepaid phone cards purchased from a retailer using an over-the-counter unit device can be purchased for specific dollar amounts up to $100 or for specific allotments of long distance time. Calls using prepaid phone cards can be made from any touch tone telephone by dialing a "1-800" number printed on the back of the phone card and by providing the personal identification number assigned to the phone card. When a phone card is used, a message informs the user of how many prepaid telephone minutes remain on the phone card. Once the total numbers of minutes or dollar amount on the phone card has been used, the phone card may be discarded or, in the case of certain carriers, recharged over any telephone. Typically, prepaid long distance phone cards provide savings on calls made away from the office or home and provide the same rate any time of day for domestic and international calls.

Each free-standing machine is connected by a public wireless or land line network and each over-the-counter unit device is connected by land line to our server, which in turn is interfaced into credit card clearing houses and telecommunication switches and to our phone card management system. Our network technology permits speed and ease of installation of free-standing machines and over-the-counter units, remote programming for price and tax rate changes, enhanced mobility and portability, particularly when the free-standing machine is connected by a wireless connection, and on-line servicing and data transmission, which includes real time data capture for transaction records used to generate monthly management and statistic reports. The computerized management system enables the free-standing machine to alert us when accumulated cash should be picked up, when inventory levels are low, when malfunctions occur or when other technical service is required. The free-standing machine is compact, can be wall mounted, counter mounted, flush wall mounted or placed on a floor stand and holds up to 450 programmable prepaid phone cards.

One of the principal features of our network system is the ability to authorize a phone card by assigning to the phone card the amount of telephone time purchased at the time of sale. When the appropriate amount of cash has been deposited into the free-standing machine (or given to retailers using the over-the-counter unit device), or when a credit card transaction has been approved, the free-standing machine or over-the-counter unit contacts our server through its radio or land line modem, which in turn forwards the authorization request to the applicable long distance telephone switch. The free-standing machine or over-the-counter unit reads the control number on the magnetic strip on the back of the phone card and forwards the information to the long distance telephone switch through the server. The long distance telephone switch acknowledges the control number and then associates the number with the long distance time assigned to the phone card. Point of sale authorization by the free-standing machine and over-the-counter unit eliminates the need for us or a retailer to invest in an inventory of preactivated "live" cards. This reduces the risk of vandalism to the free-standing machine and theft of the phone cards since the phone cards have no value until purchased and authorized, reducing inventory carrying costs and improving management controls.

We implemented procedures to reduce business interruptions due to network failure such as redundancy for most components susceptible to failure, multiple on-site and off-site storage of mission-critical data, and have implemented a backup network system at our New Jersey offices.

We also operate non-networked prepaid phone card machines, which distribute "live" cards. In the United States we also supply prepaid phone cards to certain retailers which are "batch" activated with specific long distance time when the retailer calls us. This is a small part of our business and is provided mainly to a single customer.

We also sell promotional phone cards to customers for specific or "one-time" promotions. These cards are 'batch' activated when called in by the customer. In fiscal 2003, 3% of revenues were derived from these programs.

In fiscal 1999, we introduced a recharge capability for prepaid phone cards. By calling a 1-800 number, a customer can add time to an existing prepaid phone card and charge the cost to a credit card. In fiscal 2003, 6% of revenues were derived from this program.

We purchase long distance time and services from several carriers for both Canadian and U.S. businesses. We expect that most of our future purchases in the U.S. will continue to be supplied by AT&T.

In Canada, we distribute prepaid phone cards through a number of retail establishments. We sell bulk quantity of specific denominated preactivated prepaid phone cards to retail establishments. These cards are not rechargeable. 51% of the prepaid card revenue in Canada (and 30% of consolidated revenues) in fiscal 2003 was derived from one customer. In fiscal 2003, we introduced point of sale terminals for authorization of prepaid phone cards and for sale of wireless prepaid vouchers. Point of sale sales, on a net revenue basis were 1% of consolidated net revenues.

We purchase long distance time and services in Canada from Canquest Communications Inc and Goldline Telemanagement Inc. In 2002, we entered into agreements with the major cellular providers in Canada: Bell, Microcell Communications, Rogers/AT&T and Telus Mobility to sell wireless vouchers from point of sale terminals. Please refer to the section entitled "Risk Factors; Risk of Termination of Carrier Arrangements; Dependence on Telecommunications Providers."

Future Products and Services

Our network system is scalable and flexible, permitting us to offer new prepaid products and services through its network of free-standing machines. We intend to offer prepaid card services through our network of free-standing machines. In fiscal 2002, we entered into agreement with Michigan National Bank (acquired by Standard Federal Bank in April 2001 and renamed Standard Federal Bank) and Coinstar, Inc. to pilot issuance of Prepaid MasterCard Cards from Coinstar machines. A five store pilot in Seattle, WA was launched in June 2001 and thereafter expanded to a 50 store pilot in Portland, Oregon and Raleigh, North Carolina. In fiscal 2003, the parties were unable to agree on full production roll-out of the program and it is being wound down. The agreement with Coinstar has been restructured whereby Coinstar can use certain elements of our technology and will pay us a royalty on certain prepaid products distributed through Coinstar Centers.

Net Revenues

We derive substantially all of our revenues from the resale of prepaid long distance telephone time supplied by long distance carriers and prepaid cellular air time. Sales of prepaid calling cards and personal identification numbers under third party brands, where we are not the primary obligor of the related phone service, does not incur significant inventory risk, has no significant continuing obligation with respect to operation of the card or personal identification number subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time.

Sales of our company or custom branded cards where we incur inventory risk but do not provide the related telephone time are recognized on a gross basis at the date of sale to the retailer when title to the card transfers, collection of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and we have no significant continuing obligations.

Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services are rendered as the card is used or expires.

In July, 2001 we considerably expanded our involvement in the Canadian prepaid long distance telephone market by purchasing for cash 100% of the issued and outstanding shares of AT&T PrePaid Card Company, a prepaid card business manufacturing and distributing prepaid long distance telephone cards. In Canada, we are a wholesale distributor of prepaid phone cards to retail establishments.

In the U.S. marketplace we believe that our relationship with AT&T provides us with competitive advantages in the prepaid phone card market. One element of our business strategy is to increase our penetration of premier site locations and to expand our strategic relationship with AT&T for the distribution of prepaid phone cards.

There are still opportunities for growth in this market but development of other technologies and increasing pressure on margins will limit our ability to remain profitable by depending solely on sale of prepaid long distance telephone cards.

In addition to phone cards, our business strategy is to deliver new prepaid products and services through our network system. We are developing relationships with other providers of prepaid products and services and evaluating other technologies to take advantage of these opportunities.

A key part of this strategy is maintaining our leadership in electronic distribution network technology. During our fiscal year ended March 31, 2003, we continued our development efforts to enhance our network system for introduction of new products and to provide transaction processing capability.

In fiscal 2003 we incorporated point of sale technology in a terminal and introduced it to the Canadian market place. The point of sale terminal can be used to authorize prepaid phone cards and to sell a voucher or receipt for prepaid cellular time which includes a personal identification number for the consumer to enter into their cell phone.

Manufacturing and Operations

Production of free-standing machines consists of the assembly and testing by us of a high volume of quality components manufactured by third parties. We are dependent on a limited number of suppliers for certain of our key components, such as radio modems. We purchase component parts on a purchase order basis and have no supply commitments from any of our suppliers. Final assembly of the free-standing machine and various quality control procedures are completed at our Vancouver premises. We then ship the free-standing machine directly to the service provider or site location where it is to be placed. Over-the-counter units are supplied by VeriFone, Inc. Point of sale terminals are supplied by Lipman USA Inc.

The Market for the Products and Services

The prepaid phone card market primarily targets two groups of potential consumers: credit-challenged consumers and persons who make long distance calls, both domestically and internationally, when they are away from their home or office, such as business and other travelers. The prepaid phone card market provides growth opportunities to long distance companies because of the potential to reach new customers and reduce credit and fraud risk.

The predominant channels of distribution for prepaid phone cards are through retail establishments and traditional vending machines, most of which sell "live" prepaid phone cards purchased in bulk. "Live" prepaid phone cards are preactivated with telephone time prior to sale to the retailer. These traditional channels of distribution require vendors to pay long distance telephone time costs prior to sale and expose vendors to losses due to theft and costs associated with the financing and management of inventory. These channels may also be less convenient for consumers in that they limit the customer's control of the transaction, method of payment and available denominations and time of day of purchase. In addition, because the points of sale in these traditional distribution channels are not networked, it is difficult to optimize the management of operating expenses in connection with the monitoring of cash balances, card inventory and machine functioning for such points of sale.

In recent years, there has been a consumer trend in the United States towards the use of cost-effective, self-service, automated distribution systems that are conveniently located. Examples of this trend are the increased use of automated teller machines and the use of credit cards at gasoline station pumps. There has also been a trend towards increasingly automated distribution systems and networked distribution systems which permit superior information about, and management of, distribution. Examples of this trend include the tracking network established by overnight delivery services and the point-of-sale networks used by retailers to interface with management inventory systems.

As consumers are increasingly looking for self-service and vendors are increasingly looking for "smarter" distribution systems, there is an opportunity to offer prepaid phone cards and telecommunications services as well as other prepaid products and services via a "smart" distribution network. We believe that we are well positioned to capitalize upon the expanding prepaid phone card market in the United States and the market for other prepaid products and services because of the features and benefits of our network system, as well as other components of our strategy.

The Marketing Plan

Through May 31, 2003, we placed approximately 1,028 free-standing machines and 303 over-the-counter unit devices in the United States. The Company's plan is to continue to place free-standing machines and over-the-counter unit devices in the United States.

Through May 31, 2003 we placed 1,431 point of sale terminals in retail locations in Canada for authorization of prepaid phone cards and prepaid wireless vouchers; additionally our prepaid cards are being sold through approximately 4,500 retail outlets. We are also seeking to expand our Canadian market share by targeting additional regional and national retailers for bulk sales of pre-activated phone cards.

We employ both in-house sales and marketing personnel and contracts with independent agents in the United States. The independent agents generally concentrate on identifying new site locations and arranging site contracts on our behalf. Our sales and marketing strategy now focuses on joint marketing efforts with AT&T.

In Canada, we employs in-house sales and marketing personnel, along with third parties, to service existing customers and market to new potential customers.

Marketing Strategy

Our marketing strategy is to become a leader in delivering prepaid products and services such as phone cards, prepaid cellular telecommunications, and in the future, prepaid gift and stored value cards through our network system. Key elements of our marketing strategy are summarized below:

Increase penetration of premier site locations: Our objective is to increase the number of free-standing machine and over-the-counter unit placements by increasing its penetration of existing and new sites. To accomplish this objective, we intend to develop new strategic relationships and expand our current relationship with AT&T to gain access to sites such as airports, hotel chains, shopping malls, travel plazas, supermarkets and other prime locations. We also intend to target new regional and national retail establishments in Canada to sell bulk quantity of specific denominated preactivated prepaid phone cards.

Deliver new prepaid product and service offerings: We believe that the trend towards convenient, self-service, cost-efficient merchandising provides us with the opportunity to utilize the flexibility of our network system to offer new prepaid products and services. We currently provide prepaid phone cards and have recently begun testing prepaid stored value cards. We intend to offer prepaid cellular telecommunications services, and to otherwise evaluate the market for potential new product and service offerings.

Develop relationships with other providers of prepaid products and services: We are continually evaluating new strategic relationships that will enable us to offer additional prepaid products and services of brand-name vendors.

Maintain electronic distribution network technological leadership: Our network system's wireless, remote, real-time monitoring capabilities provides superior consumer convenience and risk management compared to traditional prepaid phone card channels of distribution. We intend to continue to develop our proprietary technology in order to enhance and improve our network system and maintain our unique technological advantages.

Employees

As of March 31, 2003, we and our subsidiaries employed a total of 80 individuals. Of these, 14 employees serve in a management and administrative capacity, 15 employees serve in a sales and marketing capacity, 22 employees serve in a product development capacity, 4 employees serve in a production capacity and 25 employees serve in a service and support capacity. These employees operate out of the following offices of our company:

Office Location	Management and Administration	Sales and Marketing	Product Development	Production	Service and Support	Total
Vancouver, B.C.	10	2	20	4	16	52
Mississauga, Ontario	1	8	2	nil	4	15
Pompton Plains, New Jersey	3	5	nil	nil	5	13
Totals:	14	15	22	4	25	80

We expect to hire additional personnel as and when circumstances warrant.

Risk Factors

The common shares of our company are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern

We began offering merchandising services in 1994 and first offered prepaid phone card services in 1996. Accordingly, we have a limited operating history upon which investors may base an evaluation of our performance. As a result of operating expenses and development expenditures, we have incurred an accumulated deficit of $14,323,599 as at March 31, 2003. We expect that our operating expenses will increase with the expansion of its installed base of free-standing machines and over-the-counter units and with increasing marketing and development of our prepaid products and services. There can be no assurance that our revenues will increase sufficiently to support our anticipated expenditures or that we will be able to achieve sustainable profitability.

We depend on outside carriers and other third parties for transmission of local and long distance calls made using our prepaid phone cards and our pay phones, and if we cannot maintain these relationships then our ability to generate revenues would be adversely impacted

We do not own transmission networks and, accordingly, depend on interexchange carriers, local exchange carriers and long distance carriers for transmission of local and long distance calls made using our prepaid phone cards and our pay phones. Our agreements with our carriers are generally short-term (e.g., two year) contracts subject to termination by either party. In the past, agreements between us and our carriers have been terminated. In October 1997, an agreement with Frontier Communications International Inc. was terminated when Frontier Communications sold its prepaid phone card business to a competitor of ours. In December 1997, an agreement between us and MCI Telecommunications Corporation was terminated, although we have continued to provide distribution of MCI-branded prepaid phone cards. We did not experience any interruption of service due to these terminations; however, there can be no assurance that we will not experience such an interruption if its current or future carrier arrangements are terminated. Our ability to maintain and expand our business depends, in part, upon our ability to continue to obtain services at favorable rates and terms from our current or alternate carriers. In addition, regulatory changes, competitive pressures and changes in access charges may adversely affect the charges imposed upon us by telecommunications providers, some of which may be applied retroactively. No assurance can be given that we will continue to be able to obtain origination, transport or termination services at favorable rates and terms. The failure to obtain such services, an interruption of service, material increases in the prices at which we obtain such services or the imposition of any retroactive charges could have an adverse effect on our business, financial condition and results of operations.

The loss of our suppliers in the United States and Canada could have an adverse effect on our ability to provide continuing operations

In the United States, we rely primarily on our relationship with AT&T for prepaid long distance telephone service, as well as for joint marketing of the AT&T Prepaid Card and our network system. A significant portion of the prepaid phone cards sold in the United States by us are AT&T Prepaid Cards, and we utilize the AT&T brand name as the primary identity on most of its free-standing machines.

In Canada, we rely primarily on our relationship with Canquest Communications Inc. for prepaid long distance telephone services. Loss of this service would have a material adverse effect on our ability to provide continuing operations, or, if we can access alternate services, they may be available only at higher costs which cannot be passed on to customers.

The loss of any of our key customers could have a material adverse effect on our business, financial condition and results of our operations

In fiscal 2003, 31% of our net revenues came from two customers, compared with 25% in fiscal 2002. Loss of one or both of these customers would have a material adverse effect on our business, financial condition and results of operations.

Our revenues are seasonable which may result in our operating results being, from time to time, below the expectations of analysts and investors

Our revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including: variations in sales generated from each free-standing machine, over-the-counter units and retail location; additions or reductions in the number of free-standing machines, over-the-counter units and retail locations; competitive pricing pressure; limitations on pricing imposed by long distance tariffs; changes in the telephone rates paid by us to our telephone carriers; changes in operating expenses; the timing of the introduction of new products and services; the mix of products and services sold and the mix of channels through which they are sold; changes in legislation and regulations which affect the competitive environment for our products and services; and other competitive conditions and economic conditions in the markets served by us. We believe that sales of prepaid phone cards are seasonal, as many consumers purchase the cards while travelling during the peak travel months of July, August and September. Sales decrease during spring and fall and are lowest in the winter. A significant proportion of the our operating expenses are fixed in advance for a quarter and therefore, if our sales are below expectations in a particular quarter, this could have a material adverse effect on our financial condition and results of operations. We believe that period-to-period statements of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our common shares. Due to the foregoing factors, among others, our operating results may from time to time be below the expectations of analysts and investors.

We depend on other parties to accept our free-standing machines and over-the-counter units, and if contracts for our products terminate, then our ongoing operations and ability to generate revenues will be negatively impacted

The contracts pursuant to which we place free-standing machines and over-the-counter units in site locations are generally short-term and easily terminable by either party. There can be no assurance that contracts to place free-standing machines and over-the-counter units will not be terminated at any time. A significant portion of our site contracts involve a single free-standing machine or over-the-counter unit. However, we have also entered into several contracts providing for multiple free-standing machines or over-the-counter unit placements which are also generally short-term and easily terminable by either party. In addition, we have also has placed multiple free-standing machines in anticipation of entering into contracts, while certain other free-standing machines are being operated under expired contracts. We anticipate that in the future more free-standing machines and over-the-counter units will be placed pursuant to single contracts with large clients such as hotel chains or pursuant to subcontracting arrangements. The termination of a contract or other arrangement with a provider of multiple sites would significantly reduce the installed base of free-standing machines and over-the-counter units and limit access to prime site locations in the future. Such a termination could have a material adverse effect on our business, financial condition and results of operations. In addition, our relationship with AT&T may preclude us from contracting with potential large corporations which have contracted with other long distance service providers.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue

The prepaid phone card market is highly competitive and is served by numerous international, national and local firms. In the United States, we compete with major long-distance providers, including but not limited to Qwest, Verizon, MCI and Sprint, as well as with other prepaid phone card distributors, including but not limited to IDT Corporation. We also compete with AT&T in certain locations where AT&T offers prepaid phone cards directly or through other distributors. In Canada, we compete with long-distance providers, as with other prepaid phone card distributors, including but not limited to TCI and Phone Time. In addition in both Canada and the United States, as the use of cellular phones and phone charge cards increases, we face increased competition from providers of these products. Many of these competitors have significantly greater financial, technical and marketing resources, and much larger distribution networks, and generate greater revenues and have greater name recognition than us. These competitors may be able to institute and sustain price wars, or imitate the features of our network system products, resulting in a reduction of our share of the market and reduced price levels and profit margins. In addition, there are relatively low barriers to entry into the prepaid phone card market, and we have faced, and expect to continue to face, additional competition from new entrants. In both markets, we also compete with prepaid phone card distributors which own and operate switch and transmission platforms. Such distributors may provide long distance services at lower cost than us, and offer additional bundled features not available from our long-distance provider such as voicemail and facsimile services. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the reliability of competitors' products and services, the ability of competitors to hire, retain and motivate qualified personnel, the price at which competitors offer comparable services and the extent of competitors' responsiveness to customer needs. There can be no assurance that we will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not materially adversely affect our business, financial condition and results of operations.

We have limited operating facilities and if we are unable to deliver in a timely manner our services, then we may lose some customers and their orders.

Our primary operations, including engineering, assembly, information systems (including the server and databases for our network system), customer service and general administration, are housed in a single facility in Vancouver, British Columbia. Any disruption in our operations at the facility in Vancouver due to fire, natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. Our operations are also dependent on the integrity of our network system. In the event that our network system (including the wireless and landline networks of other parties used by our network system) experiences substantial down time due to power loss, technical failure, unauthorized intrusion or other interruptions, our business and operations could be materially adversely affected. We have implemented procedures to reduce business interruptions due to network failure such as redundancy for most components susceptible to failure, multiple on-site and off-site storage of mission-critical data, and has a backup network system at its New Jersey offices. However, there can be no assurance that the procedures we have implemented to reduce business interruptions will be effective.

We depend on experienced management and key technical employees and if we are unable to retain or hire such management and key technical employees in the future, then our ability to improve and implement new systems could be adversely affected

Our growth has placed, and is expected to continue to place, significant demands on all aspects of our business including our management, financial, technical and administrative personnel and systems. Our future operating results will depend upon our ability to manage growth, including improving and implementing new systems and attracting, retaining, training, managing and motivating skilled employees, particularly managers and other senior technical personnel. There can be no assurance that a sufficient number of skilled employees will continue to be available to us or that we will be successful in training, retaining and motivating current or future employees or that such employees will achieve expected levels of performance. In addition, as we increase our service offerings and expands our target markets, there will be additional demands on our sales and marketing resources. We also rely on outside contractors to install and maintain our free-standing machines. Our inability to find and contract with sufficiently experienced contractors could have a material adverse effect on our operations, including decreased free-standing machine placements and increased machine servicing costs.

Our acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience, risks of undisclosed liabilities and the potential loss of key employees of the acquired company

Since May 1997, we have completed five acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which we have no or limited direct prior experience, risks of undisclosed liabilities and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. There can be no assurance that we will be effective in identifying and effecting attractive acquisitions or assimilating acquisitions. Certain of our acquisitions to date have resulted in, and future acquisitions by us could also result in, potentially dilutive issuances of equity securities, the incurrence of debt and unknown liabilities and amortization expenses related to goodwill and other intangible assets, all of which could materially adversely affect our business, financial condition and results of operations.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues

Currently we derive substantially all of our revenues from prepaid phone cards. The prepaid products and services industry is characterized by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new telecommunications technology, including personal and voice communication services over the Internet, may reduce demand for long distance services, including prepaid phone cards. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We are dependent on a limited number of suppliers which could adversely affect our manufacturing and assembly process and thus our business and results of operations

Production of free-standing machines consists of the assembly and testing by us of a high volume of quality components manufactured by third parties. We are dependent on a limited number of suppliers for certain of our key components, such as radio modems. We purchase component parts on a purchase order basis and have no supply commitments from any of our suppliers. Our reliance on certain vendors, as well as industry supply conditions generally, subject it to various risks, including the possibility of a shortage or a lack of availability of key components, quality control problems, increases in component costs and reduced control over delivery schedules, any of which could adversely affect our manufacturing and assembly process and thus our business and results of operations. In situations where we are unable to rectify supply or quality problems associated with one or more components from particular vendors, redesign of our products may be required and costly delays could result.

The loss of Josh Emanuel and key employees would have a materially adverse effect on our business

We believe that continued success will depend in large part upon the efforts and abilities of a number of key employees. In July 1999, we made management changes to promote employees, including the appointment of Josh Emanuel as President and Chief Executive Officer. The loss of the services of Mr. Emanuel or any one or more of our other key personnel could have a material adverse effect on the our business.

We hold no patents on our product and may not be able to protect our proprietary technology.

Although we have not obtained patent protection for any of our products, we have sought to protect our proprietary technology through a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other forms of intellectual property protection. We have filed patent applications with the United States Patent and Trademark Office and have patents pending for the credit extension process using a prepaid card, multiple service provider prepaid wireless service card, method and system for issuing token based on two or more currencies, multiple denomination currency receiving and prepaid card dispensing apparatus, and prepaid broadband internet and software service method and apparatus. Previously, we filed two patent applications with the United States Patent and Trademark Office, including one for the free-standing machine and its method of operation, which were denied because the United States Patent and Trademark Office found previously developed similar technology prevented patenting of our technology. On May 13, 1997, we filed a continuation of the application for the free-standing machine and its method of operations with the United States Patent and Trademark Office. On June 1, 1998, the United States Patent and Trademark Office denied the application because of prior art. We have abandoned the application.

We own Canadian and United States federal registrations for the trademark "DATAWAVE" and design. There can be no assurance that our operations do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that we, would, in such an event, not be prevented from using such company's intellectual property rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our failure to obtain needed licenses from third parties for other technology and intellectual property could delay or prevent the development, manufacture or sale of products. Although we rely, in part, on contractual provisions to protect our trade secrets and proprietary know-how, there is no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Although no lawsuits against us regarding infringement of any existing patents or other intellectual property rights are pending, nor have any claims been asserted, there can be no assurance that such infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that we will be able to obtain licenses on reasonable terms.

On August 5, 1999, we received notice that a third party holds certain patented technology applicable to point-of-sale authorization and recharging of prepaid telephone phone cards which they alleged is being infringed upon by us through the use of our network system. As at June 20, 2003 we have not received any other notices or had any communications from such third party. Based on a preview of the relevant patents, we do not believe our network system directly infringes such patents. However, if a claim of infringement is asserted and it is determined that our network system infringes any of these patents, such determination could have a material adverse effect on our business, financial condition and results of operations.

Our involvement in any intellectual property dispute or action to protect trade secrets and know-how, including actions brought by us, could result in a material adverse effect on our business. Adverse determinations in litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business, financial condition and results of operations.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers mu st make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out, we delist from the TSX Venture Exchange and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

We are affected by government regulations in the United States and Canada

The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or us can be predicted at this time.

The telecommunications industry is highly regulated in the United States at the federal, state and local levels. Various international authorities may also seek to regulate the services provided or to be provided by us. In the United States, federal laws and the regulations of the Federal Communications Commission generally apply to interstate telecommunications, while state public utility commissions, public service commissions or other state regulatory authorities generally exercise jurisdiction over telecommunications that originate and terminate within the same state. In Canada, the telecommunications industry is regulated by the Canadian Radio, Television & Telecommunications Commission (CRTC). We believe that we have all necessary CRTC licenses to carry on our business.

The Federal Communications Commission and state regulatory authorities in the United States and the CRTC in Canada may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, refund orders, injunctive relief, license conditions, and/or license revocation. The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to telecommunications companies. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our business, financial condition and results of operations.

United States. We are a switchless distributor of long distance telephone time purchased from carriers such as, but not limited to, AT&T and MCI. We believe that we are not regulated as a carrier because our name is not on our prepaid phone cards and the telephone number on the prepaid phone cards is that of the underlying, regulated carrier and not ours. Accordingly, we have not obtained any federal or state authorizations. To the extent that federal or state regulators enforce applicable laws and regulations differently, we may be found in violation of such laws or regulations and may be required to alter our business strategy.

The sale of long distance telephone service through prepaid phone cards may be subject to "escheat" laws in various states. These laws generally provide that payments or deposits received in advance or in anticipation of the provision of utility services, including telephone service, that remain unclaimed for a specific period of time after the termination of such services are deemed "abandoned property" and must be submitted to the state. In the event such laws are deemed applicable, we may be required to deliver such amounts to certain states in accordance with these laws, which could have a material adverse effect on our business, financial condition or results of operations.

Pursuant to the Telecommunications Act of 1996, the Federal Communications Commission was granted the authority to implement certain policy objectives, including the establishment of the Universal Service Fund. The purpose of the Universal Service Fund is to subsidize the provision of local telecommunications services to low-income consumers, schools, libraries, health care providers and rural and insular areas that are costly to serve. Pursuant to a Federal Communications Commission order, Universal Service Fund contributions are generally equal to approximately four percent of a carrier's interstate and international gross revenues, and approximately one percent of its intra-state "end user" gross revenues, effective January 1, 1998. The Federal Communications Commission will adjust the amount of these contributions each calendar quarter, and they may increase significantly in future periods. Our underlying carriers may pass their respective costs through to us.

The taxation of prepaid telephone card sales and use is evolving and is not specifically addressed by the laws of many of the states in which we do business. Some states and localities charge a tax on the point-of-sale purchase of prepaid telephone cards while others charge a tax on usage of prepaid telephone cards. While we believe that we have adequately reserved for any taxes we may ultimately be required to pay, there can be no assurance that this will be the case. In addition, certain authorities may enact legislation which specifically provides for taxation of prepaid telephone cards or other services provided by us or may interpret current laws in a manner resulting in additional tax liabilities to us.

Canada. We have a license to resell long distance telephone time from the CRTC, a federal body which regulates media and telecommunications in Canada. The CRTC has similar powers to the Federal Communications Commission in the U.S. Any telecommunications service provider in Canada is required to be licensed by the CRTC. Revenues generated from long distance and international communications operations are taxed according to set tariffs. The license that we have from CRTC is applicable for those who do not operate their own telecommunications facilities, and requires us to make contributions based on its revenues according to set tariffs.

Other Products. Prepaid MasterCard Cards being issued by alliances and joint ventures we may be or could become involved in are issued under a license granted to the issuing financial institution by MasterCard International. The program(s) are subject to MasterCard rules and regulations. The financial institution also must insure that the program(s) comply with Bank Safety and Soundness regulations of the U.S. Office of the Comptroller of the Currency and all other U.S. Office of the Comptroller of the Currency regulations such as Privacy, Know Your Customer, Anti-Money Laundering and the Patriot Act to name a few.

We could experience theft of our services and credit card fraud, which could materially affect the operations of our business

Although we have not experienced any material losses from theft to date, prepaid phone card users may attempt to obtain phone card services without rendering payment to us by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. We utilize national credit card clearance systems for electronic credit card settlement. We generally bear the same credit risks normally assumed by other users of these systems arising from returned transactions caused by unauthorized use, disputes, theft or fraud. To minimize its financial exposure, we limit the total amount that a customer may charge to purchase a prepaid phone card and also limits the amount that a customer may charge within a specified time frame using any free-standing machine. Although we believe that our risk management practices and bad debt reserves are adequate, there can be no assurance that such practices and reserves will protect us from theft of services, fraud and credit card losses, any of which could have a material adverse effect on our business, financial condition and results of operations.

We can also incur fraud loss from fraudulent, improper or unauthorized use of Prepaid MasterCard cards being issued by alliances and joint ventures we may be or could become involved in. We have not experienced any material losses to date resulting from involvement in alliances or joint ventures that issue Prepaid MasterCard cards. To minimize its financial exposure, we closely monitors Prepaid MasterCard usage to detect fraudulent, improper or unauthorized use as does the financial institution issuing the Prepaid MasterCard card under a license from MasterCard International.

Our common stock is illiquid and subject to price volatility unrelated to our operations

Our common shares are currently traded on the TSX Venture Exchange under the symbol "DTV" and on the OTC Bulletin Board under the symbol "DWVSF." Future announcements concerning our or our competitors, technological innovations, new product and service offerings, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for many technology and telecommunications companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, as well as general economic, political and market conditions, may adversely affect the trading price of our common shares.

Substantially all of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers

We are organized under the laws of the Yukon, Canada. Our principal executive office is located in British Columbia, Canada. However, outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, several of our officers and two of its directors reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws.

If we are not able to obtain further financing our business operations may fail

As a growing business, we typically need more capital than we have available to us or can expect to generate through the sale of our products. In the past, we have had to raise, by way of debt and equity financing, considerable funds to meet our needs. There is no guarantee that we will be able to continue to raise funds needed for our business and our continuing operations. Failure to raise the necessary funds in a timely fashion will limit our growth and continuing operations.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2003, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at March 31, 2003, the fair value would decline by an immaterial amount. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. dollar denominated cash and money market investments.

With a portion of revenues and operating expenses denominated in Canadian dollars, a sudden or significant change in foreign exchange rates could have a material effect on our future operating results or cash flows. We purchase goods and services in both Canadian and U.S. dollars and earn revenues in both Canadian and U.S. dollars. Foreign exchange risk is managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Item 2 Description of Property.

We do not own any real property.

We occupy approximately 9,000 square feet in Vancouver, British Columbia for our executive offices and for assembly operations under a lease expiring on March 31, 2004. We also occupy approximately 6,200 square feet in Mississauga, Ontario under a lease which expires on January 31, 2011. DataWave Services (U.S.) Inc. occupied approximately 3,900 square feet in Pompton Plains, New Jersey under a lease which expired on June 14, 2003; and have moved to approximately 5,500 square feet in Wayne, New Jersey under a lease which expires May 31, 2010. We believe that our current lease arrangements provide adequate space for our foreseeable future needs as well as those of our subsidiaries.

Item 3 Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4 Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5 Market for Common Equity and Related Shareholder Matters.

Our common shares are traded on the TSX Venture Exchange, formerly Canadian Venture Exchange, under the symbol "DTV" and on the National Association of Securities Dealers Inc.'s Over-the-Counter Electronic Bulletin Board (OTC Bullet Board) in the United States under the symbol "DWVSF".

The following tables set forth, for the periods indicated, the high and low closing prices for our common shares on the TSX Venture Exchange as reported by the TSX Venture Exchange and the high and low bid information for our common shares, as regularly quoted on the OTC Bulletin Board. All closing prices reported by the TSX Venture have been converted to U.S. dollars based upon the exchange rates in effect on the last business day of each relevant fiscal period. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Trading on the OTC Bulletin Board commenced in the second quarter of fiscal 1998.

	TSX Venture (CDNX)		OTC BULLETIN BOARD
	High	Low	High	Low
Fiscal 2003
First Quarter	0.18	0.10	0.18	0.10
Second Quarter	0.18	0.08	0.17	0.09
Third Quarter	0.15	0.09	0.16	0.09
Fourth Quarter	0.12	0.09	0.12	0.08
Fiscal 2002
First Quarter	0.25	0.14	0.25	0.14
Second Quarter	0.22	0.10	0.22	0.10
Third Quarter	0.23	0.11	0.25	0.11
Fourth Quarter	0.24	0.11	0.20	0.16

As of June 27, 2003 there were 175 shareholders of record of our common shares.

We have not paid dividends on the common stock in the past and do not anticipate paying dividends in the near future. We intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All of our shares of common stock are entitled to an equal share in any dividends declared and paid.

Item 6 Management's Discussion and Analysis

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

Significant Accounting Policies

Our accounting policies are set out in Note 2 of the accompanying consolidated financial statements of DataWave Systems Inc. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for doubtful accounts, assessing the recoverability of machinery and equipment, intangibles and goodwill, amortization, accruals for cost of time in excess of amounts billed by service providers, income and capital taxes and contingencies. Actual results could differ from those estimates.

Revenue and cost recognition

Our revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands, where we are not the primary obligor of the related phone service, do not incur significant inventory risk, have no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time. Sales of Company or custom branded cards where we incur inventory risk but do not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectability of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and we have no significant continuing obligations. Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services have been rendered to the buyer, phone service is delivered and its cost determined, as the card is used or expires.

Effective April 1, 2002, we adopted the provisions of the Financial Accounting and Standards Board's Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9"). Under EITF 01-9, our sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. Previously, we included sales and other incentives as a component of cost of sales.

Product development costs

Product development costs are charged as an expense in the period in which they are incurred.

Impairment of long-lived assets

We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For each of the two years ended March 31, 2003 and 2002, no such impairment losses were identified.

Goodwill and other intangible assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets.

SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. We adopted SFAS 141 on a prospective basis effective July 1, 2002 with the effect as described in Note 4 (e).

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, these amounts will be subject to a fair-value based annual impairment assessment.

Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

We have performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss was recorded during the year ended March 31, 2003. The customer list is amortized over 6 years, our best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up.

Foreign currency translation

Our functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the company operates. The accounts of the integrated wholly-owned subsidiary amounts denominated in foreign currencies are translated into United States dollars using the current method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Transactions denominated in foreign currencies are translated at average rates for the period. Gains and losses from translation are included in operations the period in which they occur.

Where a subsidiary's functional currency is other than the U.S. dollar, amounts are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expenses are translated at the average rate for the year. Translation gains or losses are deferred and included as a separate component of shareholders' equity.

Future Income taxes

We follow the liability method of accounting for income taxes. Under this method, future income tax liabilities and future income tax assets are recorded based on temporary differences between the carrying amount of balance sheet items and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such losses will be ultimately utilized. Future income tax assets and liabilities are measured using enacted tax rates and laws that are expected to apply when the tax liabilities or assets are to be either settled or realized.

Net Revenues

Revenues were $18,121,228 for the fiscal year ended March 31, 2003 compared with $13,201,215 for the fiscal year ended March 31, 2002. In fiscal 2003, we adopted new US GAAP guidance requiring certain of our sales and other incentives, where no identifiable benefit is received in exchange, to be recognized as a reduction of revenue. For the year ended March 31, 2003 we reduced revenue by $150,523 (2002 - $89,786) for such incentives.

We considerably expanded our involvement in the Canadian prepaid long distance telephone market in July 2001 by acquiring AT&T's Canadian Prepaid Card Company. This business, which generates its revenues from the wholesaling of prepaid long distance phone cards to retailers, provided $10,449,254 of revenues in fiscal 2003 compared with $5,233,168 of revenues in fiscal 2002 (July 13, 2001, the date of acquisition to March 31, 2002).

During fiscal 2003, we successfully introduced point of sale technology to the Canadian marketplace for the authorization of prepaid phone cards and for the sale of prepaid wireless vouchers or personal identification numbers. At March 31, 2003, 529 point of sale terminals were installed that generated revenues of $61,523.

Net revenues for fiscal 2003 in the United States from the retail sale of prepaid calling cards through our network of intelligent vending machines were $7,487,032 for the year compared with $7,968,047 in fiscal 2002, a decrease of 6%. The decrease in revenues is a reflection of the economic slowdown in the U.S. Free-standing machine revenue and recharge revenues both increased slightly. Point of sale and over-the-counter unit revenues declined as did promotional and miscellaneous revenues.

Two customers accounted for 31% of consolidated net revenues in fiscal 2003 compared with two customers accounting for 25% of consolidated net revenues in fiscal 2002.

Our United States revenues are substantially dependent upon the number of unit placements and locations offering prepaid calling cards in the United States. The following table lists the number of free-standing machine, over-the-counter unit, traditional (or non-networked) machine unit placements and the retail locations in which our prepaid calling cards are sold in the United States.

	March 31
	2003	2002
Free-standing machine units	1,019	975
Over-the-counter units	303	329
Traditional machine units	11	13
Retail locations	600	600

The Company owns and operates all free-standing machines, over-the-counter units and traditional vending machines. These machines have an estimated replacement value of more than $3,000,000 as at March 31, 2003.

Expenses of Operations

Cost of Revenues

Cost of revenues were $12,156,352 or 67% of revenues, for the fiscal year ended March 31, 2003, compared to $8,209,045 or 62% of revenues, during the fiscal year ended March 31, 2002. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time, commissions to landlords and site agents for free-standing machine and over-the-counter unit placements and includes various service related and supply costs to maintain our network system. Our revenues, where we act as agent rather than principal, are recorded on a net basis; cost of revenues on agent sales include commissions to landlords and site agents for free-standing machine and over-the-counter unit placements and include various service related and supply costs to maintain our network system.

The overall cost of revenue was 75% in Canada, with cost of time being 70%. Competition in the Canadian marketplace for prepaid long distance reduced the sales price per minute without seeing a corresponding reduction in the cost per minute.

The overall cost of revenue was 55% in the U.S. The U.S. business has a significant commission component of cost of revenues. Commissions and site rentals costs increased in the U.S. to 36% for fiscal 2002 from 30% of revenue for the prior year. This is a result of redeploying free-standing machines into higher volume locations and changes in the overall product mix. Production and service related costs were lower as a percent of sales.

General and Administrative Expenses

General and administrative expenses were $2,704,411 or 15% of revenues during fiscal 2002, compared to $1,904,935 or 14% of revenues during the same period last year.

The overall increase in cost in fiscal 2003 of $794,476 results from an increase of $415,476 being a full year's costs for the operations of the AT&T PrePaid Card Company acquired in July 2001. In fiscal 2002 we recorded a recovery of $384,000 on determination of our share of liabilities relating to the termination of a joint venture operation.

Selling and Marketing Expenses

Selling and marketing expenses were $1,492,623 or 8% of revenues during fiscal 2003, as compared to $1,050,438 or 8% of revenues during the fiscal year ended March 31, 2002. The increase is attributable to the increase of sales staff for the Canadian business and a reflection of a full year's costs for the AT&T Prepaid Card Company acquired in July 2001.

Product Development Expenses

Product development expenses increased $89,622 or 1% to $1,096,792 (6% of revenues) during fiscal 2003, from $1,007,170 (8% of revenues) during the fiscal year ended March 31, 2002.

During fiscal 2003, our phone card solutions, systems and utilities were reengineered to consolidate platforms, standardize database messaging and structures, and afford maximum network availability. We also introduced point of sale technology to the Canadian market place; using standalone terminals, point of sale technology allows authorization or recharging of prepaid phone cards and sale of a prepaid wireless voucher or personal identification number, as well as offering real-time system monitoring and reporting.

Resources have also been focused on programs to develop new networks, platforms and relationships for supporting stored value card-based transaction programs and point of sale card programs.

Liquidity and Capital Resources

We have financed our operations, including development, from cash flow generated from our operating activities during fiscal 2003 and 2002. We have a working capital deficit of $281,350 at March 31, 2003 compared with a deficit of $250,114 at March 31, 2002. We use cash to pay trade payables, finance the expansion of our wholesale Canadian prepaid long distance phone operations into small independent retail stores; and finance the entrance into wholesale point of sale prepaid cellular in the Canadian marketplace.

In prior years, we had financed our operations principally through the private placement of equity securities and asset based financing.

Cash and cash equivalents at March 31, 2003 were $2,139,063 compared with $1,881,888 at March 31, 2002.

Our operating activities provided cash of $1,006,881 during the fiscal year ended March 31, 2003 compared with $368,350 during the fiscal year ended March 31, 2002. The increase in operating cash flow is due to an increase of $2,567, 018 in accounts payable for point of sale products offset by an increase in inventories of $1,780,511 for point of sale products and a decline in deferred revenue of $639,937.

Cash used for investing in capital expenditures for machinery and equipment was $725,706 in fiscal 2003 compared with $325,993 in fiscal 2002. The increase in fiscal 2003 is attributable to capital expenditures for terminals used to dispense point of sale prepaid cellular personal identification numbers. The acquisition in July 2001 of AT&T PrePaid Card Company cost $593,762 net of cash received.

Our material long-term obligations as of March 31, 2003 include operating lease commitments for office space, computer and office equipment. Under these commitments, we are obligated to make payments in 2004 of approximately $238,000 (2005, 2006, and 2007 - $187,000 per year, 2008 - $184,000, and years thereafter - $457,000).

While there is no certainty that the general revenue will be sufficient to cover all of the anticipated expenses, we believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point of sale prepaid cellular business in the Canadian market and possibly the U.S. market. Typical cash flow terms are net 30 days for the purchase of inventory from suppliers and net 10 days for collections from customers. As this business expands, we will need to purchase inventory and terminals. A risk to our liquidity is that customers do not pay on-time creating a temporary negative cash flow situation. Furthermore, significant expansion of the wholesale point of sale prepaid cellular business in Canada is in part dependant upon expansion of credit limits from vendors to finance the purchase of personal identification numbers for inventory. Another risk to liquidity is the seasonality of revenues. Sales in the 3rd and 4th fiscal quarters in both the U.S. and Canada are seasonally lower than the 1st and 2nd quarter. A continued decline in the travel-related industry, which our U.S. revenues are dependent upon, and general softness in the U.S. and Canadian economies could continue to pressure our cash levels.

Additionally, our working capital and capital requirements will depend upon numerous factors, including the level of resources that we devote to the continued development of our network system and the development of new products and new technology, and the overall structure of potential future strategic alliances and acquisitions of products or other businesses.

We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due during the 2004 fiscal year. Depending on the overall structure of potential future product initiatives, strategic alliances and acquisitions, we may have additional capital requirements related to funding these potential future product initiatives, strategic alliances and acquisitions of products or other businesses. Accordingly, we may seek funding from a combination of sources, including equity and debt financing. No assurances can be given that additional funding will be available or, if available, at terms acceptable to us. If adequate capital is not available, our business can be materially and adversely affected.

Please refer to the Risk Factors section of Item 1 - Description of the Business of this Annual Report for additional information on Risk.

Effect of Inflation

In our view, at no time during any of the last three fiscal years has inflation had a material impact on our sales, earnings or losses from operations, or net earnings.

Trend Information

Comparable revenues are expected to grow slowly.

Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are static and may decline. Revenues generated from the promotional sale of prepaid long distance phone cards continue to decline. Cost of time, which is the major component of cost of revenue, is expected to decline somewhat as a result of renegotiating lower rates. However, the overall cost of revenue is expected to increase as a percent of sales due to higher sales commission costs.

Revenues generated from the bulk sale of preactivated prepaid phone cards to retail establishments in Canada are expected to grow slowly and continued pricing pressure in the Canadian marketplace is expected to have an adverse effect on margins. The implementation and roll-out of point of sale technology in Canada will continue and increase market share for prepaid phone cards. Sales of wireless personal identification numbers will increase.

Product Development costs are expected to continue at similarly high levels due to the continued development of our network system, the MyCardStatus.com web site, and the development of new products.

Item 7 Financial Statements.

Our consolidated financial statements for the fiscal year ended March 31, 2003 and notes thereto are attached to this 10-KSB report.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with U.S. GAAP.

Independent Auditors' Report and Consolidated Financial Statements of

DATAWAVE SYSTEMS INC.

March 31, 2003 and 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
DataWave Systems Inc.

We have audited the consolidated balance sheets of DataWave Systems Inc. as at March 31, 2003 and 2002 and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the DataWave Systems Inc. as at March 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 2 (j) to the consolidated financial statements, in 2003 the Company changed its method of accounting for sales and other incentives.

These financial statements are not prepared in accordance with Canadian generally accepted accounting principles and may not satisfy the reporting requirements of Canadian statutes and regulations. In addition, since these financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows might be significantly different than if the financial statements had been prepared in accordance with Canadian generally accepted accounting principles.

On May 20, 2003, we reported to the shareholders of DataWave Systems Inc. on financial statements for the same period prepared in accordance with accounting principles generally accepted in Canada.

/s/ signed Deloitte & Touche LLP

Chartered Accountants
Vancouver, British Columbia
May 20, 2003

APPROVED BY THE DIRECTORS

/s/ Josh Emanuel	/s/ AlanTrope
Josh Emanuel, Director	Alan Trope, Director

See accompanying Notes to the Consolidated Financial Statements.

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended March 31, 2003 and 2002
(Expressed in United States dollars, except share amounts)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
Balance, April 1, 2001	43,879,334	$ 15,005,483	$ 1,140,174	$ -	$ (15,352,668)
Net income	-	-	-	-	607,574
Foreign currency translation adjustment	-	-	-	(23,010)	-
Comprehensive income					
Issuance of common stock on exercise of stock options	10,000	1,260	-	-	-
Expiration of share purchase warrants	-	-	1,602,254	-	-
Stock compensation	-	-	1,126	-	-
Reversal of repriced stock compensation (Note 5 (c))	-	-	(18,062)	-	-
Balance, March 31, 2002	43,889,334	15,006,743	2,725,492	(23,010)	(14,745,094)
Net income	-	-	-	-	421,495
Foreign currency translation adjustment	-	-	-	68,855	-
Comprehensive income					
Balance, March 31, 2003	43,889,334	$ 15,006,743	$ 2,725,492	$ 45,845	$ (14,323,599)

See accompanying Notes to the Consolidated Financial Statements.

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

1. DESCRIPTION OF BUSINESS

DataWave Systems Inc. (the "Company" or "DataWave") designs, develops, produces, owns and manages a proprietary, intelligent, automated direct merchandising network (the "DataWave System"). DataWave uses the DataWave System to distribute prepaid calling cards. The DataWave System is comprised of DataWave Telecard Merchandisers ("DTMs"), which are free-standing "smart" machines capable of dispensing multiple prepaid product offerings, and over-the-counter "swipe" units ("OTCs") for point-of-sale prepaid retailing all of which are connected to DataWave's proprietary server software and databases through a wireless and/or land line wide area network. In addition DataWave sells prepaid calling cards and point of sale activated prepaid cellular PINs on a wholesale basis to certain retail operators and other customers.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

(a) Principles of consolidation

The consolidated financial statements include the accounts of DataWave and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

(b) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for doubtful accounts, assessing the recoverability of machinery and equipment, intangibles and goodwill, amortization, accruals for cost of time in excess of amounts billed by service providers, income and capital taxes and contingencies. Actual results could differ from those estimates.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Foreign currency translation

DataWave's functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the company operates. The accounts of the integrated wholly-owned subsidiary amounts denominated in foreign currencies are translated into United States dollars using the current method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Transactions denominated in foreign currencies are translated at average rates for the period. Gains and losses from translation are included in operations the period in which they occur.

Where a subsidiary's functional currency is other than the U.S. dollar, amounts are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expenses are translated at the average rate for the year. Translation gains or losses are deferred and included as a separate component of shareholders' equity.

(d) Revenue and cost recognition

The Company's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, does not incur significant inventory risk, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time. Sales of Company or custom branded cards where DataWave incurs inventory risk but does not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectability of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and DataWave has no significant continuing obligations. Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services have been rendered to the buyer, phone service is delivered and its cost determined, as the card is used or expires.

(e) Cash and cash equivalents

Cash and cash equivalents include cash deposited in DataWave's vending equipment, cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f) Restricted cash

Restricted cash consists of cash pledge with banks as collateral for letters of credit issued.

(g) Inventories

Inventories include prepaid pre-activated calling cards and related cards and promotional supplies, which are valued at the lower of average cost and market. Component parts and supplies used in the assembly of machines and related work-in-progress are included in machinery and equipment.

(h) Direct cost of revenues

Direct cost of revenues consists primarily of long distance telephone time, commissions to agents and site landlords, and standard phone cards. Direct costs are also associated with the DTM machines including direct production salaries, parts and accessories and costs to service the machines.

(i) Product development costs

Product development costs are charged as an expense in the period in which they are incurred.

(j) Advertising costs and sales incentives

Advertising costs are expensed as incurred.

The majority of the Company's advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred.

For the years ended March 31, 2003 and 2002, advertising expense totaled approximately $7,975 and $111,044, respectively.

Effective April 1, 2002, the Company adopted the provisions of the Financial Accounting and Standards Board's Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9"). Under EITF 01-9, the Company's sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. Previously, the Company included sales and other incentives as a component of cost of sales. For the year ending March 31, 2003, sales and other incentives included as a reduction of revenue totaled $150,523 (2002 - $89,786, reclassified from Cost of Sales).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Advertising costs and sales incentives (continued)

Certain advertising and promotional incentives in which the Company exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in Cost of Sales.

(k) Machinery and equipment

Machinery and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of machinery and equipment as follows:

Computer equipment and software	30% declining balance
Office equipment	20% declining balance
Other machinery and equipment	30% declining balance
Vending, DTM and OTC equipment	3 years straight-line
Leasehold improvements	4 years straight-line

Parts, supplies and components are depreciated when they are put in use.

(l) Impairment of long-lived assets

The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For each of the two years ended March 31, 2003 and 2002, no such impairment losses were identified.

(m) Goodwill and other intangibles assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Goodwill and other intangibles assets (continued)

SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. The Company adopted SFAS 141 on a prospective basis effective July 1, 2002 with the effect as described in Note 4 (e).

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, these amounts will be subject to a fair-value based annual impairment assessment.

Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

DataWave has performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Therefore, no impairment loss was recorded during the year ended March 31, 2003. The customer list is amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up.

(n) Financial instruments

(i) Fair value

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable and other, deposits, restricted cash, and accounts payable and accrued liabilities approximate fair value at March 31, 2003 and 2002.

(ii) Credit risk

Accounts receivable includes $57,749 (2002 - $106,954) that is due from contractors who collect cash from and service the Company's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to the Company. The Company is also exposed to certain concentrations of credit risk (Note 7). The Company actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized.

(iii) Foreign exchange risk

DataWave is exposed to foreign exchange risks due its sales denominated in Canadian dollars (Note 8 (b)).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Income taxes

DataWave uses the deferred income tax asset and liability method of accounting for income taxes, and deferred income assets and liabilities are recorded based on temporary differences between the carrying amounts of balance sheet items and their corresponding tax bases. In addition, the future benefit of income tax assets, including unused tax losses are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such losses ultimately be utilized. The standards also require that the deferred income tax assets and liabilities be measured using enacted tax rates and laws that are expected to apply when the tax assets or liabilities are to be either settled or realized.

(p) Income (loss) per share

Basic income per share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing the net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to calculate the dilutive effect of options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q) Stock-based compensation

The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the opinion on the date of grant; this compensation is amortized over the vesting period.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and using the following weighted-average assumptions:

The weighted-average estimated fair values of employee stock options granted during fiscal 2003 and 2002 were $0.17 and $0.26 per share, respectively.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q) Stock-based compensation (continued)

If the computed fair values of 2003 and 2002 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

(r) Accounting for derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which required that all derivatives be recorded on the balance sheet at fair value. The Company does not engage in hedging activities or invest in derivative instruments; therefore, for the year ended March 31, 2003, the use of financial instruments had no significant financial impact.

(s) Comparative figures

Certain of the prior year's comparative figures have been reclassified to conform with the current year's presentation.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently issued accounting pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Companies are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002, but early adoption is permitted. The Company has determined that the application of SFAS 143 did not have a material affect on its financial position or results of operations.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan. SFAS 146 is effective only for exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to impact the Company's financial statements for 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45; however, it does not expect that the adoption of such provisions will have a material impact on the Company's results of operations or financial position.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently issued accounting pronouncements (continued)

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS 148 for the 2003 fiscal year end. Adoption of this statement has affected the location of the Company's disclosure within the consolidated financial statements, but will not impact the Company's results of operation or financial position unless the Company changes to the fair value method of accounting for stock-based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provision are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of this statement will not impact the Company's financial statements for 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial condition.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently issued accounting pronouncements (continued)

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities on the balance sheet. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a significant impact on its operating results or financial position.

On April 22, 2003, the FASB announced its decision to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.

3. BUSINESS ACQUISITION

On July 13, 2001, DataWave acquired 100% of the issued and outstanding shares of AT&T PrePaid Card Company, the Company's primary supplier of prepaid card calling cards and programs. The cash acquisition has been accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets and liabilities, based on their estimated fair value as of the acquisition date as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

4. BALANCE SHEET DETAILS

(a) Accounts receivable and other

(b) Inventories

(c) Restricted cash

Restricted cash consists of two cash deposits pledged with banks for letters of credit issued in the amount of $30,000 and $24,000. The deposits mature December 12, 2004 and February 28, 2005, respectively, and bear interest at 4% per annum.

(d) Machinery and equipment

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

4. BALANCE SHEET DETAILS (Continued)

(d) Machinery and equipment (continued)

(e) Goodwill and other intangible assets

Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations. Although DataWave may intend to add customer names and other information to the list in the future, the expected benefits of the acquired customer list apply only to the customers on that list at the date of acquisition. Details of the cost and net book value of goodwill and other intangible assets are as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

4. BALANCE SHEET DETAILS (Continued)

(f) Accounts payable and accrued liabilities

5. COMMON SHARES

(a) Authorized

100,000,000 common shares without par value

(b) Share purchase warrants

During the year ended March 31, 2002, the then outstanding warrants of 17,166,667 expired unexercised. As at March 31, 2003, no share purchase warrants to purchase common shares were outstanding. The stated value of the expired share purchase warrants was reclassified to additional paid-in capital.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

5. COMMON SHARES (Continued)

(c) Share purchase options

Under the terms of the Stock Option Plan (the "Plan"), the Board of Directors may grant stock options to employees, officers, directors and independent consultants of DataWave and its subsidiaries for their contributions to DataWave. This includes options granted prior to the implementation of the Plan which were deemed to be re-granted under the Plan. Options granted under the Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for the shares of DataWave for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the Board granted the option. In no cases will an optionee be granted an option where the number of shares that may be purchased pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of DataWave's issued and outstanding share capital as of the award date of the option being granted. On plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Plan and as at March 31, 2003 approximately 399,000 were available for issuance.

The changes in stock options were as follows:

During the fiscal year ended March 31, 2000, 3,145,700 previously granted share purchase options were repriced to CDN $0.20 per share and had their maturity date extended to April 4, 2004. These options are accounted for as variable share purchase options and resulted in additional employee compensation expense (benefit) of $Nil and ($18,062) for the years ended March 31, 2003 and 2002, respectively.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

5. COMMON SHARES (Continued)

(c) Share purchase options (continued)

As at March 31, 2003, the following options to acquire common stock were outstanding:

6. NET AGENCY SALES

DataWave's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands where DataWave is not the primary obligor of the related phone service, does not incur significant inventory risk and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time paid to suppliers.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

7. SEGMENTED GEOGRAPHIC INFORMATION

(a) Segmented information

DataWave manufactures and operates prepaid calling card merchandising machines and re-sells long distance telephone time through prepaid and other calling cards distributed through its machines, at retail locations and on a wholesale basis to third parties. DataWave considers its business to consist of one reportable operating segment, therefore these consolidated financial statements have not been segmented.

(b) Geographic information

DataWave has long-lived assets and has earned revenue from sales to customers in the following geographic locations:

Long lived assets consist of machinery and equipment and goodwill.

(c) Concentration of sales and economic dependence

During the year ended March 31, 2003, two customers comprise 31% of revenue (2002 - two customers comprise 25% of revenue) and 40% of accounts receivable (2002 - 27%).

8. INCOME TAXES

The components of income tax expense are as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

8. INCOME TAXES (Continued)

The difference in income tax expense due to differences between the Canadian statutory federal income tax rate and DataWave's effective income tax rate applied to income before income taxes was as follows:

The approximate effects of each type of temporary difference that gives rise to the deferred tax assets are as follows:

Due to the uncertainty surrounding the realization of certain deferred income tax assets, DataWave has provided a valuation allowance against future income tax assets. As at March 31, 2003, DataWave and its subsidiaries have accumulated net operating losses and capital losses which they can apply against future earnings. The portion of the net operating losses and capital losses carried forward for tax purposes which has not been recognized in the financial statements amounts to approximately $8.7 million and $0.8 million, respectively. The net operating loss carryforwards commence to expire in 2003 and the capital loss carryforwards are available indefinitely.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2003 and 2002
(Expressed in United States Dollars)

9. COMMITMENTS AND CONTINGENCIES

DataWave has the following future minimum payments with respect to operating leases for office space, computer and office equipment:

Rent expense for the year ended March 31, 2003 was $152,589 (2002 - $117,846).

10. RELATED PARTY TRANSACTIONS

(a) Legal fees

For the year ended March 31, 2003 DataWave paid $63,000, for legal fees to a law firm in which a former director of DataWave is a partner for the period February 2002 to February 2003 (2002 - $Nil)

(b) Supplier guarantees

An officer made a $400,000 secured interest-bearing loan to a supplier in September 2002. The loan remains outstanding at March 31, 2003.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Senior Management

The names of the directors and executive officers of our company, their positions and functions in our company, the periods during which they have served as directors and/or executive officers of our company are set out below.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Joshua Emanuel	Chief Executive Officer, Director	53	Chairman of the Board of Directors - July 2002 Director - July 1999
Ronald Bozek	Vice President, Sales US	64	July 1999
John Gunn	General Manager Chief Financial Officer, Secretary	60	July 1999 March 2003
David Knox	Vice President, Chief Technology Officer	41	April 2000
David Linton	Vice President, Sales & Marketing Canada	46	February 2003
William Turner	Vice President, Business Development	42	July 1999
Larry D. Bouts	Director	54	July 2001
Sydney F. Franchuk	Director	51	March 2003
Thomas J. Sikorski	Director	43	July 2001
Alan Trope	Director	36	November 2002

Biographical information for each director and executive officer is as follows:

LARRY D. BOUTS

Business Executive; Currently serves as a board member and advisor to various early stages companies, Principal and Co-Founder of IndiGo Ventures, LLC from 1999 to April 2002; Chairman and CEO of Six Flags Theme Parks from 1995 to 1998.

JOSHUA EMANUEL

Mr. Emanuel is responsible for the day to day operations of our company. Chairman from July 2002 to present; President and CEO of our company from 1999 to present; VP of Sales and Marketing of our U.S. subsidiary from 1997 to 1999.

RON BOZEK

Mr. Bozek is responsible for our U.S. sales efforts, management of the U.S. sales force, and management of the AT&T relationship. He has been with us since 1999; prior to that he held senior sales positions with AT&T.

SYDNEY F. FRANCHUK

Business Executive; President National Money Mart Co. since November 1997. Mr. Franchuk is also a member of the International Strategic Planning Committee for DFG Inc. Prior to his current position, Mr. Franchuk held the position of Vice President of Finance and Administration for National Money Mart Co. and Check Mart, a sister company in the U.S.

JOHN GUNN

Mr. Gunn is responsible for all North American operations of our company, as well, Mr. Gunn is responsible for the financial management and supervision of the affairs and business of our company. He has been with us since 1997.

DAVID KNOX

Mr. Knox is responsible for our research and development efforts and management of its technology infrastructure and has been with us since April 2002. Prior to that, he was Vice President of Operations of Automated Technology Machines Incorporated from 1995 to 2000.

DAVID LINTON

Mr. Linton is responsible for our Canadian business sales and marketing efforts. Business Development Manager of DataWave Prepaid Card Company and predecessor phone card companies from 1997 to present.

BILL TURNER

Mr. Turner is responsible for our overall business development and marketing efforts; he has been with us since 1993.

THOMAS J. SIKORSKI

Business Executive; Managing Director First Federal Reserve Corp from June 2002 to present, Managing Director and Co-founder of Winward Capital Partners from 1994 to June 2002. formerly Director of Private Equity Investments for Metropolitan Life Insurance.

ALAN TROPE

Business Executive; Chief Financial Officer of Cash Card Communications Corp. from 1999 to present. Director and CFO of Niagara Solutions Ltd. since 1997. Qualified as a Chartered Accountant in South Africa and has held the position of financial controller with several companies. Mr. Trope resides in London, England.

All directors hold office until the next annual meeting of shareholders of our company and until their successors have been elected and qualified. Our Articles permit the board of directors to appoint directors to fill vacancies that may occur on the board from time to time. Our Articles also permit the board of directors to add additional directors to the board between successive annual meetings so long as the number appointed does not exceed more than one-third of the number of directors appointed at the last annual meeting. Our officers serve at the discretion of the board of directors. There are no arrangements or understandings among any of our directors or officers. There are no family relations among any of our directors or officers.

Board Practices

All directors are elected for a one-year term. All officers serve at the pleasure of the board of directors. We held our 2002 Annual General Meeting on July 29, 2002. Our next Annual General Meeting of the stockholders has been scheduled for July 28, 2003.

COMMITTEES OF THE BOARD OF DIRECTORS

Standing committees of the Board include an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

AUDIT COMMITTEE

In the year ended March 31, 2003, there were four meetings held by the Audit Committee. The Audit Committee was formed in May 2000. The Audit Committee currently consists of Messrs. Bouts, Franchuk and Sikorski. Mr. Bouts is the Chair of the Audit Committee and is a non-employee director of our company. Messrs. Franchuk and Sikorski are also non-employee directors of our company. All of the members of the Audit Committee are independent as defined by Rule 4200(a)(14) of the NASD Rules. This committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of accounting, financial, and operating controls; to recommend annually to the Board the selection of the independent auditors; to consider proposals made by the independent auditors for consulting work; and to report to the Board, when so requested, on any accounting or financial matters. The Board adopted a charter for the Audit Committee in September 2000.

COMPENSATION COMMITTEE

In the year ended March 31, 2003, there was one meeting held by the Compensation Committee. The Compensation Committee was formed in May 2000. The Compensation Committee currently consists of Messrs. Emanuel, Bouts, Franchuk and Trope. Mr. Franchuk is the Chair of the Committee and is a non-employee director of our company. Messrs. Bouts and Trope are also non-employee directors of our company. The Compensation Committee reviews and approves annual salaries, bonuses and other forms and items of compensation for senior officers and employees. Except for plans that are, in accordance with their terms or as required by law, administered by the Board or another particularly designated group, the Compensation Committee also administers and implements all of stock option and other stock-based and equity-based benefit plans (including performance-based plans), recommends changes or additions to those plans, and reports to the Board on compensation matters.

CORPORATE GOVERNANCE COMMITTEE

We recognize the need to adopt corporate governance guidelines and voted to establish a Corporate Governance and Nominating Committee in March 2003. In the year ended March 31, 2003, there were no meetings held by the Corporate Governance Committee. The Corporate Governance Committee will recommend to the Board the adoption of corporate governance guidelines similar to those recommended by the Toronto Stock Exchange to its listed companies. Under the guidelines, the Board adopts a strategic planning process, which also identifies the principal risks of our business and ensures the implementation of an appropriate system to manage these risks. The Board is working towards aligning itself with these and most of the other guidelines proposed by the Toronto Stock Exchange. We have already appointed an Audit Committee comprised entirely of independent directors. The Audit Committee hires the auditors and ensures the integrity of our internal control and management information system. The Board itself monitors the effectiveness of senior management and the Corporate Governance Committee of the Board will identify and report on candidates to be nominated to the Board.

ADVISORY BOARD

The Board of Directors in March, 2003 appointed an Advisory Board comprised of non-directors whose function is to advise the Board of Directors on issues as requested by the Directors. The Advisory Board currently consists of Able Carmel, Vijay Fozdar and Bernard Pinsky. The members of the Advisory Board are compensated with stock options. The Advisory Board had not met in the year ended March 31, 2003.

Options

Under the terms of our Stock Option Plan, the board of directors may grant stock options to employees, officers, directors and independent consultants of our company and our subsidiaries for their contributions to our company. This includes options granted prior to the implementation of the Stock Option Plan which were deemed to be re-granted under the Stock Option Plan. Options granted under the Stock Option Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the board of directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for our shares for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the board granted the option. In no cases will an optionee be granted an option where the number of shares that may be purchased by an optionee pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of our issued and outstanding share capital as of the award date of the option being granted. On Stock Option Plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Stock Option Plan and at March 31, 2003 approximately 399,000 were available for issuance. As of March 31, 2003, stock options in respect of 4,929,059 shares of our common stock were outstanding, of which 2,945,546 were issued to directors and officers of our company.

The following table sets forth the individual grants of options to purchase shares of our common stock made to each of the officers and directors as of March 31, 2003, priced in Cdn $:

Optionee	Number of Shares Issuable Upon Exercise of Options	Exercise Price Per Share	Expiration Date
Larry Bouts	100,000 50,000	Cdn $0.29 $0.25	July 31, 2007 July 31, 2005
Joshua Emanuel	1,020,500 184,500	Cdn $0.20 $0.20	April 4, 2004 April 4, 2004
Thomas Sikorski	50,000 50,000	Cdn $0.25 $0.29	July 31, 2005 July 31, 2007
Ronald Bozek	75,000 25,000 31,094	Cdn $0.20 $0.83 $0.57	April 4, 2004 April 4, 2004 April 4, 2004
John Gunn	100,000 50,000 23,769	Cdn $0.20 $0.83 $0.57	April 4, 2004 April 4, 2004 April 4 , 2004
David Knox	100,000 200,000 200,000	Cdn $0.20 $0.76 $0.30	July 31, 2007 April 4, 2004 April 4, 2004
David Linton	50,000	Cdn $0.28	July 18, 2005
William Turner	111,000 14,000 25,000 19,016	Cdn $0.20 $0.22 $0.83 $0.57	April 4, 2004 April 4, 2004 April 4, 2004 April 4, 2004

Holders of common shares in the capital of our company are entitled to receive such dividends as may be declared from time to time by our board of directors, in its discretion, out of funds legally available for that purpose. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any such dividends in the foreseeable future.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Integrated Data Corp.	1(1)	1(1)	Nil
Joshua Emanuel	1(1)	1(1)	Nil
Ronald Bozek	1(1)	1(1)	Nil
John Gunn	1(1)	1(1)	Nil
Larry Bouts	1(1)	1(1)	Nil
Sydney Franchuk	1(1)	1(1)	Nil
Thomas Sikorski	1(1)	1(1)	Nil
Alan Trope	1(1)	1(1)	Nil
David Knox	1(1)	1(1)	Nil
David Linton	1(1)	1(1)	Nil
William Turner	1(1)	1(1)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

Item 10 Executive Compensation

Particulars of compensation paid to:

(a) our chief executive officer;

(b) each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $66,000 (Cdn$100,000) per year; and

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed financial year.

(the "Named Executive Officers") for each of our three most recently completed fiscal years are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Position of Principal	Fiscal Year Ending	Salary (U.S. $)	Bonus	Other Annual Compen-sation (1)	Securities Under Options Granted	Restricted Shares or Restricted Share Units	LTIP Pay- Outs	All Other Compen- sation
Josh Emanuel President and CEO	2003 2002 2001	$204,000 $200,000 $173,333	Nil Nil Nil	Nil Nil Nil	Nil 184,500 710,000	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil
David Knox Vice President, Chief Technology Officer	2003 2002 2001	$156,667 $150,000 $147,115	$9,000 Nil Nil	Nil Nil Nil	100,000 400,000 Nil	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil
Marc Belsky Vice President, CFO (2)	2003 2002 2001	$143,673 $112,500 Nil	Nil Nil Nil	Nil Nil Nil	200,000 200,000 Nil	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil
Ronald Bozek Vice President, Sales US	2003 2002 2001	$113,333 $110,000 $103,192	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
David Linton Vice President, Sales & Marketing, Canada	2003 2002 2001	$73,812 $45,674 Nil	$12,058 $7,697 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) The value of perquisites, other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Belsky served as Chief Financial Officer from July 1, 2001 to March 7, 2003. All stock options held by Mr. Belsky were subsequently cancelled.

Long-Term Incentive Plans - Awards in Most Recently Completed Fiscal Year

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to the Named Executive Officers during our most recently completed fiscal year. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year, other than a plan for options, SARs (stock appreciation rights) or restricted share compensation.

Options Grants in the Last Fiscal Year

During the most recently completed fiscal year, the following stock options were granted to the Named Executive Officers.

Name (a)	Securities Under Options/SARs Granted (#) (b)	% of Total Options/SARs Granted to Employees in Financial Year (c)	Exercise or Base Price ($/Security) (d)	Market Value of Securities Underlying Options/SARs on the Date of Grant ($/Security) (e)	Expiration Date (f)
Josh Emanuel	Nil	-	-	-	-
David Knox	100,000	27%	Cdn$0.20	Cdn$0.17	July 31, 2007
Marc Belsky	200,000	53%	Cdn$0.20	Cdn$0.17	July 31, 2007
Ronald Bozek	Nil	-	-	-	-
David Linton	Nil	-	-	-	-

Aggregated Option Exercised in the Last Fiscal Year and Fiscal Year End Option Values

The following table shows aggregate exercise of options to purchase our common shares in fiscal 2003 by the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at fiscal year end (#) Exercisable /Unexercisable		Value of Unexercised In-the -Money Options/SARs at fiscal year end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joshua Emanuel	Nil	$Nil	1,205,000	-	$0	$0
David Knox	Nil	Nil	400,000	100,000	$0	$0
Marc Belsky	Nil	Nil	150,000	300,000	$0	$0
Ronald Bozek	Nil	Nil	131,094	-	$0	$0
David Linton	Nil	Nil	16,667	33,333	$0	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of March 31, 2003 ($0.11 per share on the OTC Bulletin Board) and the exercise price of the individual's options.

Termination of Employment, Change in Responsibilities and Employment Contracts

No employment contracts exist between us and the Named Executive Officers.

There are no compensatory plans or arrangements with respect to the Named Executive Officers resulting from the resignation, retirement or other termination of employment or from a change of control of our company.

Compensation of Directors

Compensation for the Named Executive Officers has already been disclosed above.

We currently compensate our independent directors with a cash compensation of $1,000 (CDN$1,500) per month and $1,000 for attendance in person at each formal meeting held by the Board. Non-employee directors are also granted 50,000 incentive stock options on election. Employee directors are granted incentive stock options based on annual performance reviews. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

We had no other standard arrangement pursuant to which directors are compensated by us for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the TSX Venture Exchange.

During the most recently completed financial year, we granted no stock options to our Directors.

Management Contracts

Management functions of our company are substantially performed by directors or executive officers of our company and not, to any substantial degree, by any other person with whom we have contracted.

Item 11 Security Ownership of Certain Beneficial Owners and Management

Major Shareholders

A major shareholder is a shareholder owning directly or indirectly more than 5% of our issued shares.

As of March 31, 2003 there were 43,889,334 common shares of our company issued and outstanding. As of that date we had 175 registered holders of our common shares, 143 of whom were residents of the United States. The total shareholdings of such U.S. shareholders of record as of March 31, 2003 were 28,311,190 common shares representing 65% percent of our issued and outstanding capital.

As at March 31, 2003, to the best of our knowledge, only the following beneficially own, directly or indirectly, more than 5% of the issued shares of our company. To the best of our knowledge, there are no voting arrangements with other shareholders of our company.

Name and Address of Shareholder	Number of Common Shares Beneficially Owned	Percentage of Issued Share Capital
Integrated Data Corp. (1) 625 West Ridge Pke Conshohocken, PA USA 19428	21,976,381	50.07%

(1) Management is unaware of all the beneficial owners of the shares of Integrated Data Corp. Ltd.

All of our shares have the same voting rights.

Security ownership of management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Joshua Emanuel Wayne, New Jersey	1,755,000	3.9%
John Gunn North Vancouver, British Columbia	223,769	*%
Larry D. Bouts Franklin Lakes, New Jersey	150,000	*%
William Turner Tsawwassen, British Columbia	257,016	*%
Thomas J. Sikorski Greenwich, Connecticut	100,000	*%
Ronald Bozek Bedminster, New Jersey	131,094	*%
David Knox Point Roberts, Washington	400,000	*%
David Linton Brampton,Ontario	19,667	*%
Directors and Executive Officers as a Group	3,036,546(2)	6.6%

* less than 1%

(1) Based on 43,889,334 shares of common stock issued and outstanding as of June 27th, 2003. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 2,315,530 shares of common stock, exercisable within sixty days.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c )
Equity compensation plans approved by security holders	5,370,000	Cdn $0.22	399,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	5,370,000	$0.22 Cdn	399,000

Item 12 Certain Relationships and Related Transactions.

Except as otherwise disclosed herein, no director, senior officer, principal shareholder, or any associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of our last financial year that has materially affected us, or any proposed transaction that would materially affect us, except for an interest arising from the ownership of shares of our company where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the capital of our company.

During fiscal 2003 we paid $63,000 (fiscal 2002 $115,000) for legal fees to a law firm in which a former director is a partner. This partner was a director from February 2002 to February 2003.

During fiscal 2002 we agreed to indemnity our officers and directors from liabilities or costs arising from their acting as director or officers or from conducting their duties on behalf of our company.

During fiscal 2003, an officer made a $400,000 secured interest-bearing loan to a supplier. The loan remained outstanding at March 31, 2003

During June 2001, we arranged a private placement with Cash Card Communications. Cash Card Communications agreed to loan $1,200,000 to us secured by a promissory note for the full amount of the loan with interest accruing at a rate of 7.8% per annum compounded semi-annually and not in advance and payable monthly in arrears. The loan was to be paid to us in two instalments. The first instalment of $800,000 was received on June 30, 2001. By mutual agreement the loan was repaid in full in September 2001.

Item 13 Exhibits and Reports on Form 8-K

INDEX

Exhibit Number	Description
1.1	Certificate of Continuance, Articles of Continuance, Notice of Address and Notice of Directors and Officers (1)
1.2	Bylaws No. 1 (1)
10.1	Amendment Number Two To DataWave Purchase Agreement between AT&T Corp. and DataWave Systems Inc. effective March 6, 2001 (1)
10.2	Share Purchase Agreement between DataWave Systems Inc. AT&T Northern Ventures Ltd., DataWave Vending (Canada) Inc. and AT&T Prepaid Card Company dated June 25, 2001 (1)
10.3

Form of Indemnity Agreement, dated February 21, 2001, between DataWave Systems Inc. and each of the following individuals: Joshua Emanuel, Abe Carmel, Bernard Pinsky, Marc Belsky, Larry Bouts, Tom Sikorski, John Gunn, David Knox, William J. Turner and Ronald A. Bozek (2)

10.4**	Indemnity Agreement between DataWave Systems Inc. and Sydney F. Franchuk dated March 7, 2003
21.1	Subsidiaries
DataWave Services (Canada) Inc., incorporated pursuant to the laws of British Columbia
DataWave Systems (U.S.) Inc., incorporated pursuant to the laws of Nevada
Phone Line International (PHONE LINE INTERNATIONAL) Inc., incorporated pursuant to the laws of Canada
Cardxpress Vending, Inc., incorporated pursuant to the laws of Delaware
99.1**	Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Josh Emanuel
99.2**	Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of John Gunn

**Filed herewith

(1) Incorporated by reference from our Form 20-F Annual Report, filed on August 31, 2001

(2) Incorporated by reference from our Form 20-F Annual Report, filed on July 30, 2002

Item 14 Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataWave Systems Inc.______________
(Registrant)

By _____/s/ John Gunn______________________
General Manager, Chief Financial Officer

Date _____June 27th, 2003______________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By _____/s/ Josh Emanuel ________________
Chairman, Chief Executive Officer

Date _____June 27th, 2003_____________________

By _____/s/ John Gunn______________________
General Manager, Chief Financial Officer

Date ____June 27th, 2003______________________

CERTIFICATIONS

I, Josh Emanuel, certify that:

1) I have reviewed this annual report on Form 10-KSB of DataWave Systems Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ Josh Emanuel
Signature:  Josh Emanuel
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, John Gunn, certify that:

1) I have reviewed this annual report on Form 10-KSB of DataWave Systems Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

/s/ John Gunn
Signature:  John Gunn
Title: General Manager and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Josh Emanuel hereby certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in my capacity as an officer of DataWave Systems Inc., that, to my knowledge, the Annual Report of DataWave Systems Inc. on Form 10-KSB for the period ended March 31, 2003, fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of DataWave Systems Inc..

By _____/s/ Josh Emanuel ________________

Chairman, Chief Executive Officer
(Principal Executive Officer)

Date ____June 27th, 2003______________________

EXHIBIT 99.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Josh Emanuel hereby certify, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in my capacity as an officer of DataWave Systems Inc., that, to my knowledge, the Annual Report of DataWave Systems Inc. on Form 10-KSB for the period ended March 31, 2003, fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of DataWave Systems Inc..

By _____/s/ John Gunn______________________

General Manager, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date ____June 27th, 2003______________________