Form 10QSB
period 2003-06-30
DATAWAVE SYSTEMS INC
filed 2003-08-13
CIK 1000157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From to

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
Common Shares
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X____ No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes _______ No ___X____

Common shares outstanding at June 30, 2003 43,889,334

ii

DATAWAVE SYSTEMS INC.

FORM 10-QSB

iii

NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars and presented in accordance with US GAAP)
(Unaudited)

Assets		June 30 2003		March 31 2003
Current				
Cash and cash equivalents	$	1,228,115	$	2,139,063
Accounts receivable and other (Note 3 (a))		3,834,453		2,031,895
Inventories (Note 3 (b))		1,601,478		1,225,391
Prepaid expenses and deposits		565,792		482,549
Deferred income taxes		79,000		79,000
Total current assets		7,308,838		5,957,898
Restricted cash (Note 3 (c))		54,000		54,000
Machinery and equipment, net (Note 3 (d))		1,985,435		1,488,682
Goodwill (Note 3 (e))		1,926,550		1,750,639
Other intangible assets (Note 3 (e))		451,637		442,510
Total assets	$	11,726,460	$	9,693,729
Liabilities				
Current				
Accounts payable and accrued liabilities (Note 3 (f))	$	7,637,001	$	6,092,828
Deferred revenue		96,100		146,420
Total liabilities		7,733,101		6,239,248
Shareholders' equity				
Common shares				
Authorized				
100,000,000 common shares, no par value				
Issued				
43,889,334 and 43,889,334 shares issued and outstanding at June 30, 2003 and March 31, 2003 respectively		15,006,743		15,006,743
Additional paid-in capital		2,725,492		2,725,492
Accumulated other comprehensive income		467,869		45,845
Accumulated deficit		(14,206,745)		(14,323,599)
Total shareholders' equity		3,993,359		3,454,481
Total liabilities and shareholders' equity	$	11,726,460	$	9,693,729

See accompanying Notes to the Consolidated Financial Statements.

See accompanying Notes to the Consolidated Financial Statements.

See accompanying Notes to the Consolidated Financial Statements.

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

1. DESCRIPTION OF BUSINESS

DataWave Systems Inc. (the "Company" or "DataWave") designs, develops, produces, owns and manages a proprietary, intelligent, automated direct merchandising network (the "DataWave System"). DataWave uses the DataWave System to distribute prepaid calling cards. The DataWave System is comprised of DataWave Telecard Merchandisers ("DTMs"), which are free-standing "smart" machines capable of dispensing multiple prepaid product offerings, and over-the-counter "swipe" units ("OTCs") for point-of-sale prepaid retailing all of which are connected to DataWave's proprietary server software and databases through a wireless and/or land line wide area network. In addition DataWave sells prepaid calling cards and point of sale activated prepaid cellular personal identification numbers ("PINs") on a wholesale basis to certain retail operators and other customers.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2003 Annual Report on Form 10-KSB. All amounts herein are expressed in United States dollars unless otherwise noted.

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

(b) Principles of consolidation

The consolidated financial statements include the accounts of DataWave and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Use of estimates

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

(d) Foreign currency translation

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

(e) Revenue and cost recognition

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

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e) Revenue and cost recognition (continued)

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

(f) Cash and cash equivalents

Cash and cash equivalents include cash deposited in DataWave's vending equipment, cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days.

(g) Restricted cash

Restricted cash consists of cash pledge with banks as collateral for letters of credit issued.

(h) Inventories

Inventories include prepaid pre-activated calling cards, activated prepaid cellular PINs, and related cards and promotional supplies, which are valued at the lower of average cost and market. Component parts and supplies used in the assembly of machines and related work-in-progress are included in machinery and equipment.

(i) Direct cost of revenues

Direct cost of revenues consists primarily of long distance telephone time, commissions to agents and site landlords, and standard phone cards. Direct costs are also associated with the DTM machines including direct production salaries, parts and accessories and costs to service the machines.

(j) Product development costs

Product development costs are charged as an expense in the period in which they are incurred.

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k) Advertising costs and sales incentives

Advertising costs are expensed as incurred.

The majority of the Company's advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred.

Effective April 1, 2002, the Company adopted the provisions of the Financial Accounting and Standards Board's Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9"). Under EITF 01-9, the Company's sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. Previously, the Company included sales and other incentives as a component of cost of sales. For the period ending June 30, 2003, sales and other incentives included as a reduction of revenue totalled $51,675 (2002 - $22,447, reclassified from Cost of Sales).

Certain advertising and promotional incentives in which the Company exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in Cost of Sales.

(l) Machinery and equipment

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

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Impairment of long-lived assets

The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For the three months ending June 30, 2003 and for each of the two years ended March 31, 2003 and 2002, no such impairment losses were identified.

(n) Goodwill and other intangibles assets

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

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Financial instruments

(i) Fair value

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable and other, deposits, restricted cash, and accounts payable and accrued liabilities approximate fair value at June 30, 2003 and 2002.

(ii) Credit risk

Accounts receivable includes amounts due from contractors who collect cash from and service the Company's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to the Company. The Company is also exposed to certain concentrations of credit risk (Note 7). The Company actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized.

(iii) Foreign exchange risk

DataWave is exposed to foreign exchange risks due its sales denominated in Canadian dollars (Note 8 (b)).

(p) Income taxes

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

(q) Income (loss) per share

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

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Stock-based compensation

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The weighted-average estimated fair values of employee stock options granted during the period ending June 30, 2003 and 2002 were $0.04 and $0.16 per share, respectively.

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Stock-based compensation (continued)

If the computed fair values of 2003 and 2002 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income (loss) and net income (loss) per share would have been:

(s) Accounting for derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which required that all derivatives be recorded on the balance sheet at fair value. The Company does not engage in hedging activities or invest in derivative instruments; therefore, for the period ended June 30, 2003, the use of financial instruments had no significant financial impact.

(t) Comparative figures

Certain of the prior period's comparative figures have been reclassified to conform with the current year's presentation.

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u) Recently issued accounting pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure requirements and is currently evaluating the effects of the recognition provisions of FIN 45. The adoption of these provisions did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. FIN 46 requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 provisions are effective for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(u) Recently issued accounting pronouncements (continued)

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

3. BALANCE SHEET DETAILS

(a) Accounts receivable and other

(b) Inventories

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

3. BALANCE SHEET DETAILS (Continued)

(c) Restricted cash

Restricted cash consists of two cash deposits pledged with banks for letters of credit issued in the amount of $30,000 and $24,000. The deposits mature December 12, 2004 and February 28, 2005, respectively, and bear interest at 4% per annum.

(d) Machinery and equipment

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

3. BALANCE SHEET DETAILS (Continued)

(e) Goodwill and other intangible assets

Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations. Although DataWave may intend to add customer names and other information to the list in the future, the expected benefits of the acquired customer list apply only to the customers on that list at the date of acquisition. Details of the cost and net book value of goodwill and other intangible assets are as follows:

(f) Accounts payable and accrued liabilities

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

4. COMMON SHARES

(a) Authorized

100,000,000 common shares without par value

(b) Share purchase options

Under the terms of the Stock Option Plan (the "Plan"), the Board of Directors may grant stock options to employees, officers, directors and independent consultants of DataWave and its subsidiaries for their contributions to DataWave. This includes options granted prior to the implementation of the Plan which were deemed to be re-granted under the Plan. Options granted under the Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for the shares of DataWave for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the Board granted the option. In no cases will an optionee be granted an option where the number of shares that may be purchased pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of DataWave's issued and outstanding share capital as of the award date of the option being granted. On plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Plan and as at June 30, 2003, approximately 780,000 were available for issuance.

The changes in stock options were as follows:

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

4. COMMON SHARES (Continued)

As at June 30, 2003, the following options to acquire common stock were outstanding:

5. NET AGENCY SALES

DataWave's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated prepaid cellular PINs. Sales of prepaid calling cards and point of sale activated prepaid cellular PINs under third party brands where DataWave is not the primary obligor of the related phone service, does not incur significant inventory risk and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time paid to suppliers.

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

6. SEGMENTED GEOGRAPHIC INFORMATION

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

(b) Geographic information

DataWave has long-lived assets and has earned revenue from sales to customers in the following geographic locations:

Long lived assets consist of machinery and equipment, goodwill and other intangible assets.

(c) Concentration of sales and economic dependence

During the period ended June 30, 2003, two customers comprise 31% of revenue (2002 - two customers comprise 25% of revenue) and 40% of accounts receivable (2002 - 27%).

7. RELATED PARTY TRANSACTIONS

An officer made a $400,000 secured interest-bearing loan to a supplier in September 2002. A portion of the loan remains outstanding at June 30, 2003.

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) which, in these consolidated financial statements, differ in certain material respects with those in Canada (Canadian GAAP). The following is a reconciliation:

Consolidated Balance Sheets

Consolidated Statements of Operations

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

Consolidated Statements of Cash Flows

There are no material differences between Canadian and U.S. GAAP which affect the statements of cash flows for the current period.

(a) Foreign currency translation

Under U.S. GAAP foreign subsidiaries which operate in an economic environment where the principal currency is other than the U.S. dollar are translated into U.S. dollars using the current rate method. Translation gains and losses that result in changes to shareholders' equity are recorded as Comprehensive income and reported as part of shareholders' equity.

Under Canadian GAAP the Company translates its Canadian subsidiaries into U.S. dollars using the temporal method on the basis that these subsidiaries are integrated with the U.S. operations. Gains or losses on translation for items were included in income for previous accounting periods or are not realized are recorded as a deferred credit or charge.

(b) Future income taxes

Under US GAAP tax rates applied in the calculation of future income taxes are those rates that are passed into law. Under Canadian GAAP substantially enacted rates are used. The Company has determined that there is no material effect on the consolidated financial statements.

(c) Goodwill and other intangible assets

There are no material differences between Canadian and US GAAP which affect the recording of goodwill and other intangible assets except as provided for (a) Foreign currency translation note and as recorded in the reconciliation between Canadian and U.S. GAAP.

DATAWAVE SYSTEMS INC.
Notes to the Consolidated Financial Statements
Information as at and for the three month period ended June 30, 2003 and 2002 is unaudited
(Expressed in United States Dollars)

(d) Stock-based compensation

Under U.S. GAAP the Company accounts for stock-based compensation, as outlined in 2 (q), in accordance with the intrinsic value method where compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the opinion on the date of grant; this compensation is amortized over the vesting period.

Under Canadian GAAP the Company accounts for stock-based compensation in accordance with CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based awards made in exchange for goods and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is require to or has a practice of settling in cash are recorded as liabilities.

There are no material differences between Canadian and U.S. GAAP which affect the disclosure of stock based compensation in note 2 (q).

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

Revenue and cost recognition

Our revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated prepaid cellular PINs. Sales of prepaid calling cards and point of sale activated prepaid cellular PINs under third party brands, where we are not the primary obligor of the related phone service, do not incur significant inventory risk, have no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time. Sales of Company or custom branded cards where we incur inventory risk but do not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectability of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and we have no significant continuing obligations. Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services have been rendered to the buyer, phone service is delivered and its cost determined, as the card is used or expires.

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

We have performed an impairment test of our goodwill and determined that no impairment of the recorded goodwill exists. Therefore, no impairment loss was recorded during the year ended March 31, 2003, nor for the quarter ended June 30, 2003. The customer list is amortized over 6 years, our best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up.

Foreign currency translation

Our functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the company operates. The accounts of the integrated wholly-owned subsidiary amounts denominated in foreign currencies are translated into United States dollars using the current method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Transactions denominated in foreign currencies are translated at average rates for the period. Gains and losses from translation are included in operations in the period which they occur.

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

Net Revenues

Revenues were $4,123,858 for the quarter ended June 30, 2003 compared with $4,437,150 for the quarter ended June 30, 2002. Revenues in the quarter for the core business of prepaid long distance decreased in both Canada and the U.S. compared with same period last year.

Net revenues for the quarter in the United States from the retail sale of prepaid calling cards through our network of intelligent vending machines were $1,509,716 for the year compared with $1,994,977 in the same period last year, a decrease of 24%. The decrease in revenues is a reflection of the economic slowdown in the U.S and more customers are using cellular phones for long distance needs. Free-standing machine revenue and recharge revenues both decreased slightly. Point of sale and over-the-counter unit revenues declined as did promotional and miscellaneous revenues.

Our United States revenues are substantially dependent upon the number of unit placements and locations offering prepaid calling cards in the United States.

Despite the decline in net revenues in the Unites States for the quarter, our net revenues in Canada increased by 6% to $2,614,815 for the quarter ended June 30, 2003 compared to $2,473,802 for the quarter ended June 30, 2002.

During fiscal 2003, we successfully introduced point of sale technology to the Canadian marketplace for the authorization of prepaid phone cards and for the sale of prepaid cellular PINs. Point of sale terminals installed generated revenues of $261,480 for the quarter.

Expenses of Operations

Cost of Revenues

Cost of revenues was $2,449,952 or 59% of revenues, for the quarter ended June 30, 2003, compared to $2,917,209 or 66% of revenues, during the quarter ended June 30, 2002. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time, commissions to landlords and site agents for DTM and OTC placements and includes various service related and supply costs to maintain the DataWave System and POS systems.

The overall cost of revenue was 62% in Canada, with cost of time being 57%. Cost of time decreased in the quarter but this was offset by an increase in other direct expenses.

The overall cost of revenue was 61% in the U.S. The U.S. business has a significant commission component of cost of revenues. Commissions and site rentals costs increased in the U.S. to 38% for the quarter from 36% of revenue for the prior year. This is a result of redeploying free-standing machines into higher volume locations and changes in the overall product mix.

General and Administrative Expenses

General and administrative expenses were $638,329 or 15% of revenues during the quarter ended June 30, 2003, compared to $731,721 or 16% of revenues during the same period last year. The decrease is a result of lower salary expense for the period.

Selling and Marketing Expenses

Selling and marketing expenses were $411,265 or 10% of revenues during the quarter ended June 30, 2003, as compared to $365,527 or 8% of revenues during the quarter ended June 30, 2002. The increase results from the hiring of additional sales staff for the Canadian marketplace.

Product Development Expenses

Product development expenses were $375,158 (9% of revenues) during the quarter ended June 30, 2003, compared to $259,054 (6% of revenues) during the quarter ended June 30, 2002. Increases in operational support for the POS roll-out in Canada and continued development for new products result in higher costs for the period.

Resources have been focused on programs to develop new networks, platforms and relationships for supporting stored value card-based transaction programs and point of sale card programs.

Depreciation and Amortization

Depreciation and amortization expense increased to $163,545 or 4% of revenues during the quarter ended June 30, 2003, from $57,029 or 1% of revenues for the quarter ended June 30, 2002. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 will be written of on a straight line basis over three years.

Amortization of intangible assets was $28,094 for the fiscal quarter ended June 30, 2003. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations. The customer list is being amortized on a straight-line basis over six years. We periodically evaluate the recoverability of the carrying value of the intangible assets (goodwill and customer list) by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets. The net book value of intangible assets was $2,378,187 at June 30, 2003.

Liquidity and Capital Resources

We have financed our operations, including development, from cash flow generated from our operating activities during fiscal 2003 and 2002. We have a working capital deficit of $424,623 at June 30, 2003 compared with a deficit of $207,726 at June 30, 2002. We use cash to pay trade payables, finance the expansion of our wholesale Canadian prepaid long distance phone operations into small independent retail stores; and finance our entrance into wholesale point of sale prepaid cellular sales in the Canadian marketplace.

Cash and cash equivalents at June 30, 2003 were $1,228,155 compared with $1,968,273 at June 30, 2002.

Our operating activities used cash of $487,636 during the quarter ended June 30, 2003 compared with an increase of $203,275 during the quarter ended June 30, 2002. The decrease in operating cash flow is due to an increase of $1,544,173 in accounts payable for point of sale products offset by an increase in accounts receivable of $1,802,588 and in inventories of $376,087 for point of sale products and a decline in deferred revenue of $50,320.

Cash used for investing in capital expenditures for machinery and equipment was $477,312 in the quarter compared with $116,890 in fiscal 2003. The increase in the quarter is attributable to capital expenditures for terminals used to dispense point of sale prepaid cellular PINs in Canada. We completed installation of more than 1,000 point of sale terminals in Canada during the quarter which brings our total point of sale terminals installed in Canada to approximately 1,600.

Our material long-term obligations as of June 30, 2003 include operating lease commitments for office space, computer and office equipment. Under these commitments, we are obligated to make payments in fiscal 2004 of approximately $238,000 (2005, 2006, and 2007 - $187,000 per year, 2008 - $184,000, and the total for the years thereafter - $457,000). During the quarter, we did not finalize our lease commitment and payment obligations for our Vancouver office space after fiscal 2004.

While there is no certainty that the general revenue will be sufficient to cover all of the anticipated expenses, we believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point of sale prepaid cellular business in the Canadian market and possibly the U.S. market. Typical cash flow terms are net 30 days for the purchase of inventory from suppliers and net 10 days for collections from customers. As this business expands, we will need to purchase additional inventory and point of sale terminals. A risk to our liquidity is that customers do not pay on-time creating a temporary negative cash flow situation. Furthermore, significant expansion of the wholesale point of sale prepaid cellular business in Canada is in part dependant upon expansion of credit limits from vendors to finance the purchase of PINs for inventory. Another risk to liquidity is the seasonality of revenues. Sales in the 3rd and 4th fiscal quarters in both the U.S. and Canada are seasonally lower than the 1st and 2nd quarter. A continued decline in the travel-related industry, which our U.S. revenues are dependent upon, and general softness in the U.S. and Canadian economies could continue to pressure our cash levels.

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

Revenues generated from the bulk sale of preactivated prepaid phone cards to retail establishments in Canada are expected to grow slowly and continued pricing pressure in the Canadian marketplace is expected to have an adverse effect on margins. The implementation and roll-out of point of sale technology in Canada will continue and increase market share for prepaid phone cards. Sales of prepaid cellular PINs will increase.

Product Development costs are expected to continue at similarly high levels due to the continued development of our network system, the MyCardStatus.com web site, and the development of new products.

Item 3 Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2003, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at March 31, 2003, the fair value would decline by an immaterial amount. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. dollar denominated cash and money market investments.

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

Item 4 Controls and Procedures.

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

  PART I OTHER INFORMATION

  Item 6 Exhibits and Reports on Form 8-K.

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

10.4	Indemnity Agreement between DataWave Systems Inc. and Sydney F. Franchuk dated March 7, 2003 (3)
21.1	Subsidiaries
DataWave Services (Canada) Inc., incorporated pursuant to the laws of British Columbia
DataWave Systems (U.S.) Inc., incorporated pursuant to the laws of Nevada
Phone Line International (PHONE LINE INTERNATIONAL) Inc., incorporated pursuant to the laws of Canada
Cardxpress Vending, Inc., incorporated pursuant to the laws of Delaware
31.1**	Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 of Josh Emanuel
31.2**	Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 of John Gunn
32.1**	Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Josh Emanuel
32.2**	Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of John Gunn

**Filed herewith

(1) Incorporated by reference from our Form 20-F Annual Report, filed on August 31, 2001

(2) Incorporated by reference from our Form 20-F Annual Report, filed on July 30, 2002

(3) Incorporated by reference from our Form 10-KSB Annual Report, filed on June 27, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DataWave Systems Inc.______________
(Registrant)

By _____/s/ Josh Emanuel_____________________
Chairman and Chief Executive Officer

Date ____August 12, 2003_____________________

By _____/s/ John Gunn______________________
General Manager, Chief Financial Officer

Date ____August 12, 2003_____________________