Form 10QSB
period 2003-11-12
DATAWAVE SYSTEMS INC
filed 2003-11-13
CIK 1000157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes _______ No ___X____

Common shares outstanding at October 31, 2003 43,889,334

ii

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

 Item 1 Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars and presented in accordance with US GAAP)
(Unaudited)

	September 30 2003	March 31 2003
Assets		Audited
Current		
Cash and cash equivalents	$ 1,999,280	$ 2,139,063
Accounts receivable and other (Note 3 (a))	3,929,208	2,031,895
Inventories (Note 3 (b))	1,678,077	1,225,391
Prepaid expenses and deposits	671,733	482,549
Deferred income taxes	79,000	79,000
Total current assets	8,357,298	5,957,898
Restricted cash (Note 3 (c))	54,000	54,000
Machinery and equipment, net (Note 3 (d))	1,772,400	1,488,682
Goodwill (Note 3 (e))	1,827,701	1,750,639
Other intangible assets (Note 3 (e))	399,139	442,510
Total assets	$ 12,410,538	$ 9,693,729
Liabilities		
Current		
Accounts payable and accrued liabilities (Note 3 (f))	$ 8,427,701	$ 6,092,828
Deferred revenue	51,282	146,420
Total liabilities	8,478,983	6,239,248
Shareholders' equity		
Common shares		
Authorized		
100,000,000 common shares, no par value		
Issued		
43,889,334 shares issued and outstanding at September 30, 2003 and March 31, 2003	15,006,743	15,006,743
Additional paid-in capital	2,725,492	2,725,492
Accumulated other comprehensive income	244,940	45,845
Accumulated deficit	(14,045,620)	(14,323,599)
Total shareholders' equity	3,931,555	3,454,481
Total liabilities and shareholders' equity	$ 12,410,538	$ 9,693,729

APPROVED BY

"Josh Emanuel" — Josh Emanuel, Director

"Alan Trope" — Alan Trope, Director

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,	
	2003	2002	2003	2002
Revenue				
Sales	$ 2,551,816	$ 2,863,028	$ 4,918,804	$ 5,555,988
Net agency sales	2,141,580	2,056,031	3,898,450	3,800,221
Total revenue	4,693,396	4,919,059	8,817,254	9,356,209
Operating costs and expenses				
Cost of revenues (Note 2 (k))	2,853,554	3,448,252	5,303,506	6,365,461
General and administrative	769,735	606,788	1,408,064	1,338,509
Selling and marketing	412,872	365,298	824,137	730,825
Product development	370,878	299,078	746,036	558,132
Depreciation and amortization	198,899	61,754	362,444	118,783
Total operating costs and expenses	4,605,938	4,781,170	8,644,187	9,111,710
Operating income	87,458	137,889	173,067	244,499
Other income	76,028	5,171	85,436	8,846
Gain (loss) on foreign exchange	(2,361)	(15,185)	19,476	(23,221)
Income before income taxes	161,125	127,875	277,979	230,124
Income taxes	-	-	-	-
Net income for the period	$ 161,125	$ 127,875	$ 277,979	$ 230,124
Net income per share				
Basic and diluted	$ 0.00	$ 0.00	$ 0.01	$ 0.01
Weighted-average number of common shares - basic and diluted	43,889,334	43,889,334	43,889,334	43,889,334

See accompanying Notes to the Consolidated Financial Statements.

3

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months September 30, 2003	2002	Six months ended September 30, 2003	2002
Operating activities				
Net income for the period	$ 161,125	$ 127,875	$ 277,979	$ 230,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:				
Depreciation and amortization	198,899	61,754	362,444	118,783
Net change in non-cash operating assets and liabilities				
Accounts receivable and other	(94,755)	(4,773)	(1,897,313)	(226,236)
Inventories	(76,599)	(68,067)	(452,686)	(147,065)
Prepaid expenses and deposits	(105,941)	(50,968)	(189,184)	9,291
Accounts payable and other accrued liabilities	790,700	(365,081)	2,334,873	86,916
Deferred revenue	(44,818)	(258,959)	(95,138)	(426,757)
Net cash provided by operating activities	828,611	(558,219)	340,975	(354,944)
Investing activities				
Restricted cash	-	-	-	(30,000)
Purchase of machinery and equipment	(94,889)	(36,360)	(572,201)	(153,250)
Net cash (used in) investing activities	(94,889)	(36,360)	(572,201)	(183,250)
Effect of exchange rate changes on cash and cash equivalents	91,443	-	91,443	-
Increase (decrease) in cash	825,165	(594,579)	(139,783)	(538,194)
Cash and cash equivalents, beginning of period	1,174,115	1,968,273	2,139,063	1,911,888
Cash and cash equivalents, end of period	$ 1,999,280	$ 1,373,694	$ 1,999,280	$ 1,373,694
Supplemental disclosure of cash flow information:				
Cash paid for (refunded from) income tax	$ -	$ -	$ -	$ -

See accompanying Notes to the Consolidated Financial Statements.

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

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the six months then ended at September 30, 2003, results of operations and cash flows and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

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

Effective April 1, 2002, the Company adopted the provisions of the Financial Accounting and Standards Board's Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9"). Under EITF 01-9, the Company's sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. Previously, the Company included sales and other incentives as a component of cost of sales. For the period ending September 30, 2003, sales and other incentives included as a reduction of revenue totalled $91,438 (2002 - $75,162, reclassified from Cost of Sales).

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

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Impairment of long-lived assets

The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For the six months ending September 30, 2003 and for each of the two years ended March 31, 2003 and 2002, no such impairment losses were identified.

(n) Goodwill and other intangibles assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets.

SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. The Company adopted SFAS 141 on a prospective basis effective July 1, 2002 with the effect as described in Note 3 (e).

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

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Financial instruments

(i) Fair value

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable and other, deposits, restricted cash, and accounts payable and accrued liabilities approximate fair value at September 30, 2003 and 2002.

(ii) Credit risk

Accounts receivable includes amounts due from contractors who collect cash from and service the Company's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to the Company. The Company is also exposed to certain concentrations of credit risk (Note 6 (c)). The Company actively monitors the granting of credit and continuously reviews accounts receivable to ensure credit risk is minimized.

(iii) Foreign exchange risk

DataWave is exposed to foreign exchange risks due its sales denominated in Canadian dollars (Note 6 (b)).

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

The weighted-average estimated fair values of employee stock options granted during fiscal 2003 and 2002 were $0.21 and $0.26 per share, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Stock-based compensation (continued)

If the computed fair values of 2003 and 2002 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Stock-based compensation (continued)

(s) Accounting for derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which required that all derivatives be recorded on the balance sheet at fair value. The Company does not engage in hedging activities or invest in derivative instruments; therefore, for the period ended September 30, 2003, the use of financial instruments had no significant financial impact.

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

3. BALANCE SHEET DETAILS (Continued)

(e) Goodwill and other intangible assets

Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations. Although DataWave may intend to add customer names and other information to the list in the future, the expected benefits of the acquired customer list apply only to the customers on that list at the date of acquisition. Details of the cost and net book value of goodwill and other intangible assets are as follows:

(f) Accounts payable and accrued liabilities

4. COMMON SHARES

(a) Authorized

100,000,000 common shares without par value

(c) Share purchase options

Under the terms of the Stock Option Plan (the "Plan"), the Board of Directors may grant stock options to employees, officers, directors and independent consultants of DataWave and its subsidiaries for their contributions to DataWave. This includes options granted prior to the implementation of the Plan which were deemed to be re-granted under the Plan. Options granted under the Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for the shares of DataWave for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the Board granted the option. In no cases will an optionee be granted an option where the number of shares that may be purchased pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of DataWave's issued and outstanding share capital as of the award date of the option being granted. On plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Plan and as at September 30, 2003 approximately 756,000 were available for issuance.

The changes in stock options were as follows:

4. COMMON SHARES (Continued)

As at September 30, 2003, the following options to acquire common stock were outstanding:

5. NET AGENCY SALES

DataWave's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands where DataWave is not the primary obligor of the related phone service does not incur significant inventory risk and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time paid to suppliers.

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

(c) Concentration of sales and economic dependence

During the period ended September 30, 2003, two customers comprise 20% of revenue (2002 - two customers comprise 47% of revenue) and 56% of accounts receivable (2002 - 30%).

7. RELATED PARTY TRANSACTIONS

(a) Supplier guarantees

An officer made a $400,000 secured interest-bearing loan to a supplier in September 2002. A portion of the loan remains outstanding at September 30, 2003.

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) which, in these consolidated financial statements, differ in certain material respects with those in Canada (Canadian GAAP).

Financial Statements, as restated and presented in accordance with US GAAP and as previously reported in Canadian GAAP, are as follows:

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

24

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

25

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

The following is a reconciliation:

Consolidated Balance Sheets

Consolidated Statements of Operations

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

Consolidated Statements of Cash Flows

There are no material differences between Canadian and U.S. GAAP which affect the statements of cash flows for the current period.

(a) Foreign currency translation

Under U.S. GAAP foreign subsidiaries which operate in an economic environment where the principal currency is other than the U.S. dollar are translated into U.S. dollars using the current rate method. Translation gains and losses that result in changes to shareholders' equity are recorded as other comprehensive income and reported as part of shareholders' equity.

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

(c) Goodwill and other intangible assets

There are no material differences between Canadian and US GAAP which affect the recording of goodwill and other intangible assets except as provided for foreign currency translation note and as recorded in the reconciliation between Canadian and U.S. GAAP.

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

(d) Stock-based compensation

Under U.S. GAAP the Company accounts for stock-based compensation, as outlined in Note 2 (r), in accordance with the intrinsic value method where compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the opinion on the date of grant; this compensation is amortized over the vesting period.

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

There are no material differences between Canadian and U.S. GAAP which affect the disclosure of stock based compensation in note 2 (r).

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

Impairment of long-lived assets

We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For the six months ended September 30, 2003 and for each of the two years ended March 31, 2003 and 2002, no such impairment losses were identified.

Goodwill and other intangible assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets.

SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. We adopted SFAS 141 on a prospective basis effective July 1, 2002 with the effect as described in Note 3 (e).

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, these amounts will be subject to a fair-value based annual impairment assessment.

Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

We have performed an impairment test of our goodwill and determined that no impairment of the recorded goodwill exists. Therefore, no impairment loss was recorded during the year ended March 31, 2003, nor for the six months ended September 30, 2003. The customer list is amortized over 6 years, our best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up.

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

Results of Operations

Net Income was $161,125 for the quarter ended September 30, 2003 compared with $127,875 for the quarter ended September 30, 2002. For the six months ended September 30, 2003, net income was $277,979 compared with $230,124 for the same period last year.

The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

Three Months Ended September 30, 2003 compared to the Three Months Ended September 30, 2002

Revenues: Revenues were $4,693,396 for the quarter ended September 30, 2003 compared with $4,919,059 for the quarter ended September 30, 2002. Revenues in the quarter for the core business of prepaid long distance decreased in both Canada and the U.S. compared with same period last year.

Net revenues for the quarter in the United States from the retail sale of prepaid calling cards through our network of intelligent vending machines were $1,833,891 for the three months ended September 30, compared with $2,030,880 in the same period last year, a decrease of 10%. The decrease in revenues is a reflection of the economic slowdown in the U.S and more customers are using cellular phones for long distance needs. Free-standing machine revenue and recharge revenues both decreased slightly.

Net revenues in Canada decreased by 5% to $2,816,906 for the quarter ended September 30, 2003 compared to $2,951,905 for the quarter ended September 30, 2002. The decrease in revenue is attributable to the loss of some prepaid long distance business with a major customer. New revenues from net agency sales of wireless products and transaction fees were $518,479 for the three months.

Cost of Revenues: Cost of revenues was $2,853,554 or 61% of revenues, for the quarter ended September 30, 2003, compared to $3,448,252 or 70% of revenues, during the quarter ended September 30, 2002. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time, commissions to landlords and site agents for DTM and OTC placements and includes various service related and supply costs to maintain the DataWave System and POSA systems.

The overall cost of revenue was 57% in Canada, with cost of time being 54%. Cost of time decreased in the quarter but this was offset by an increase in other direct expenses.

The overall cost of revenue was 66% in the U.S. The U.S. business has a significant commission component of cost of revenues. Commissions and site rentals costs increased in the U.S. to 40% for the quarter from 36% of revenue for the prior year. This is a result of redeploying free-standing machines into higher volume locations and changes in the overall product mix.

General and Administrative: General and administrative expenses were $769,735 or 16% of revenues during the quarter ended September 30, 2003, compared to $606,788 or 12% of revenues during the same period last year. The increase is a result of increased accounting and legal costs required for regulatory compliance, and timing of certain payments.

Selling & Marketing: Selling and marketing expenses were $412,872 or 9% of revenues during the quarter ended September 30, 2003, as compared to $365,298 or 7% of revenues during the quarter ended September 30, 2002. The increase results from the hiring of additional sales staff for the Canadian marketplace.

Product Development: Product development expenses were $370,878 (8% of revenues) during the quarter ended September 30, 2003, compared to $299,078 (6% of revenues) during the quarter ended September 30, 2002. Increases in operational support for the POS roll-out in Canada and continued development for new products result in higher costs for the period.

Depreciation and Amortization: Depreciation and amortization expense increased to $198,899 or 4% of revenues during the quarter ended September 30, 2003, from $61,754 or 1% of revenues for the quarter ended September 30, 2002. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 will be written of on a straight line basis over three years.

Amortization of intangible assets was $21,022 for the fiscal quarter ended September 30, 2003. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations.

Other Income: Other Income for the quarter ending September 30, 2003 of $66,199 is primarily cash discounts received from suppliers for early payment. This was previously included in cost of revenues.

Six Months Ended September 30, 2003 compared to the Six Months Ended September 30, 2002

Revenues: Revenues were $8,817,254 for the six months ended September 30, 2003 compared with $9,356,209 for the same period last year. Revenues in the six months for the core business of prepaid long distance decreased in both Canada and the U.S. compared with same period last year.

Net revenues in the United States from the retail sale of prepaid calling cards through our network of intelligent vending machines were $3,343,607 for the six months ended September 30, 2003 compared with $4,025,857 in the same period last year, a decrease of 17%. The decrease in revenues is a reflection of the economic slowdown in the U.S and more customers are using cellular phones for long distance needs. Free-standing machine revenue and recharge revenues both decreased slightly. Point of sale and over-the-counter unit revenues declined as did promotional and miscellaneous revenues.

Our United States revenues are substantially dependent upon the number of unit placements and locations offering prepaid calling cards in the United States.

Net revenues in Canada increased less than 1% to $5,468,832 for the six months ended September 30, 2003 compared to $5,454,449 for the six months ended September 30, 2002. A decrease in revenue attributable to the loss of some prepaid long distance business with a major customer was offset by new revenues from net agency sales of wireless products and transaction fees.

During fiscal 2003, we successfully introduced point of sale technology to the Canadian marketplace for the authorization of prepaid phone cards and for the sale of prepaid cellular PINs. Point of sale terminals installed generated transaction fee revenue of $779,959 for the six months.

Cost of Revenues: Cost of revenues was $5,303,506 or 60% of revenues, for the six months ended September 30, 2003, compared to $6,365,461 or 68% of revenues, during the same period last year. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time, commissions to landlords and site agents for DTM and OTC placements and includes various service related and supply costs to maintain the DataWave System and POSA systems.

The overall cost of revenue was 57% in Canada, with cost of time being 56%. Cost of time decreased in the quarter but this was offset by an increase in other direct expenses.

The overall cost of revenue was 64% in the U.S. The U.S. business has a significant commission component of cost of revenues. Commissions and site rentals costs increased in the U.S. to 40% for the six months from 36% of revenue for the prior year. This is a result of redeploying free-standing machines into higher volume locations and changes in the overall product mix.

General and Administrative: General and administrative expenses were $1,408,064 or 16% of revenues during the six months ended September 30, 2003, compared to $1,338,509 or 14% of revenues during the same period last year. The increase is a result of increased accounting and legal costs required for regulatory compliance.

Selling & Marketing: Selling and marketing expenses were $824,137 or 9% of revenues during the six months ended September 30, 2003, as compared to $730,825 or 8% of revenues during the same period last year. The increase results from the hiring of additional sales staff for the Canadian marketplace.

Product Development: Product development expenses were $746,036 (8% of revenues) during the six months ended September 30, 2003, compared to $558,132 (6% of revenues) during the same period last year. Increases in operational support for the POS roll-out in Canada and continued development for new products result in higher costs for the period.

Resources have been focused on programs to develop new networks, platforms and relationships for supporting stored value card-based transaction programs and point of sale card programs.

Depreciation and Amortization: Depreciation and amortization expense increased to $362,444 or 4% of revenues during the six months ended September 30, 2003, from $118,783 or 1% of revenues for the quarter ended September 30, 2002. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 will be written of on a straight line basis over three years.

Amortization of intangible assets was $49,116 for the six months ended September 30, 2003. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations. The customer list is being amortized on a straight-line basis over six years. We periodically evaluate the recoverability of the carrying value of the intangible assets (goodwill and customer list) by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets. The net book value of intangible assets was $2,226,840 at September 30, 2003.

Other Income: Other Income for the six months ending September 30, 2003 includes $66,199 in cash discounts received from suppliers for early payment. This was previously included in cost of revenues.

Liquidity and Capital Resources

We have financed our operations, including development, from cash flow generated from our operating activities during fiscal 2003 and 2002. We have a working capital deficit of $121,684 at September 30, 2003 compared with a deficit of $281,350 at March 31, 2003. We use cash to pay trade payables, finance the expansion of our wholesale Canadian prepaid long distance phone operations into small independent retail stores; and finance our entrance into wholesale point of sale prepaid cellular sales in the Canadian marketplace.

Cash and cash equivalents at September 30, 2003 were $1,999,280 compared with $2,139,063 at March 31, 2003.

Our operating activities provided cash of $340,975 during the six months ended September 30, 2003 compared with a use of $354,944 during the six months ended September 30, 2002. The increase in operating cash flow is due to an increase of $2,247,956 in accounts payable for point of sale products. The increase in accounts payable resulted from more favourable credit terms negotiated during the second quarter. Accounts receivable increased by $1,671,077 due to sales of cellular products and inventories increased by $305,621 for point of sale products. Prepaid expenses increased by $198,475 and deferred revenues decreased by $331,619 during the twelve month period.

Cash used for investing in capital expenditures for machinery and equipment was $572,201 in the six months compared with $153,250 in fiscal 2003. The increase in the six months is attributable to capital expenditures for terminals used to dispense point of sale prepaid cellular PINs in Canada. We completed installation of more than 1,200 point of sale terminals in Canada during the six months which brings our total point of sale terminals installed in Canada to approximately 1,800.

Our material long-term obligations include operating lease commitments for office space, computer and office equipment. During the quarter, we finalized our lease commitment and payment obligations for our Vancouver office space after fiscal 2004. Our contractual obligations as of September 30, 2003 were:

While there is no certainty that the general revenue will be sufficient to cover all of the anticipated expenses, we believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. We have announced the establishment of Nextwave Card Corp., a joint venture with National Money Mart; this will require an investment of our resources and may require the use of cash, which is impacted by the available cash flow from operations.

We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point of sale prepaid cellular business in the Canadian market and possibly the U.S. market. Typical cash flow terms are net 30 days for the purchase of inventory from suppliers and net 10 days for collections from customers. The inability to extend credit from vendors limits our working capital and cash flow to expand the business. We negotiated an extension of credit during the second quarter of 2003. As this business expands, we will need to purchase additional inventory and point of sale terminals. A risk to our liquidity is that customers do not pay on-time creating a temporary negative cash flow situation. Furthermore, significant expansion of the wholesale point of sale prepaid cellular business in Canada is in part dependent upon expansion of credit limits from vendors to finance the purchase of PINs for inventory. Another risk to liquidity is the seasonality of revenues. Sales in the 3rd and 4th fiscal quarters in both the U.S. and Canada are seasonally lower than the 1st and 2nd quarters.

A continued decline in the travel-related industry, which our U.S. revenues are dependent upon, and general softness in the U.S. and Canadian economies could continue to pressure our cash levels. Our cash flow from operations is impacted by our gross margin on sales. Pricing competition may reduce revenue. Our ability to negotiate supply contracts will impact our gross margin, net income and operating cash flow.

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

Product Development costs are expected to continue at similarly high levels due to the continued development of our network system, the InOneCard.com web site, and the development of new products.

 Item 3 Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective, as of the end of period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART I OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

Exhibit Number	Description
3.1	Certificate of Continuance, Articles of Continuance, Notice of Address and Notice of Directors and Officers (1)
2.2	Bylaws No. 1 (1)
21.1	Subsidiaries
DataWave Services (Canada) Inc., incorporated pursuant to the laws of British Columbia
DataWave Systems (U.S.) Inc., incorporated pursuant to the laws of Nevada
CXP Canada Inc., incorporated pursuant to the laws of Canada
Cardxpress Vending, Inc., incorporated pursuant to the laws of Delaware
31.1**	Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 of Josh Emanuel
31.2**	Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 of John Gunn
32.1**	Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Josh Emanuel and John Gunn

  **Filed herewith

  (1) Incorporated by reference from our Form 20-F Annual Report, filed on August 31, 2001

  (b) Reports on Form 8-K -

  On July 1, 2003, we furnished a Current Report on Form 8-K to announce our fiscal year results for the year to March 31, 2003.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  DataWave Systems Inc.
  (Registrant)

   By /s/ Josh Emanuel
  Chairman and Chief Executive Officer

  Date November 12, 2003

  By /s/ John Gunn
  General Manager, Chief Financial Officer

  Date November 12, 2003