Form 10QSB
period 2003-12-31
DATAWAVE SYSTEMS INC
filed 2004-02-17
CIK 1000157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From to

Commission file number 0-25786

DATAWAVE SYSTEMS INC.
(Exact name of Registrant as specified in its charter)
YUKON, CANADA	98-0186455
(Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
13575 COMMERCE PARKWAY, SUITE 110, RICHMOND, BRITISH COLUMBIA V6V 2L1
(Address of principal executive offices)
604.295.1800
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

Yes _______ No ___X____

Common shares outstanding at January 31, 2004 43,889,334

ii

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

Item 1 Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Expressed in United States dollars and presented in accordance with US GAAP)
(Unaudited)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance, April 1, 2002	43,889,334	$ 15,006,743	$ 2,725,492	$ (23,010)	$ (14,745,094)	$ 2,964,131
Net income		-	-	-	421,495	421,495
Foreign currency	-					
translation adjustment		-	-	68,855	-	68,855
Comprehensive income						490,350
Balance, March 31, 2003	43,889,334	15,006,743	2,725,492	45,845	(14,323,599)	3,454,481
Net income		-	-	-	400,914	400,914
Foreign currency						
translation adjustment		-	-	282,177	-	282,177
Comprehensive income	-					683,091
Balance, December 31, 2003	43,889,334	$ 15,006,743	$ 2,725,492	$ 328,022	$ (13,922,685)	$ 4,137,572

See accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months December 31,		Nine months ended December 31,	
	2003	2002	2003	2002
Operating activities				
Net income for the period	$ 122,935	$ 119,693	$ 400,914	$ 349,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:				
Depreciation and amortization	275,706	116,942	638,150	235,725
Net change in non-cash operating assets and liabilities				
Accounts receivable and other	(807,845)	(846,787)	(2,705,158)	(1,073,023)
Inventories	(1,161,265)	(219,375)	(1,613,951)	(366,440)
Prepaid expenses and deposits	(189,660)	112,917	(378,844)	122,208
Accounts payable and other accrued liabilities	1,608,520	820,229	3,943,393	907,145
Deferred revenue	(24,476)	(40,077)	(119,614)	(466,834)
Net cash (used in) provided by operating activities	(176,085)	63,542	164,890	(291,402)
Investing activities				
Restricted cash	-	-	-	(30,000)
Purchase of machinery and equipment	(229,761)	(224,060)	(801,962)	(377,310)
Net cash (used in) investing activities	(229,761)	(224,060)	(801,962)	(407,310)
Effect of exchange rate changes on cash and cash equivalents	75,829	-	167,272	-
Decrease in cash	(330,017)	(160,518)	(469,800)	(698,712)
Cash and cash equivalents, beginning of period	1,999,280	1,373,694	2,139,063	1,911,888
Cash and cash equivalents, end of period	$ 1,669,263	$ 1,213,176	$ 1,669,263	$ 1,213,176
Supplemental disclosure of cash flow information:				
Cash paid for (refunded from) income tax	$ -	$ -	$ -	$ -

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position for the nine months then ended at December 31, 2003, results of operations and cash flows and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

(b) Principles of consolidation

The consolidated financial statements include the accounts of DataWave and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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

(d) Foreign currency translation

DataWave's functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the company operates. The accounts of the integrated wholly-owned subsidiary amounts denominated in foreign currencies are translated into United States dollars using the current method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Transactions denominated in foreign currencies are translated at average rates for the period. Gains and losses from transactions are included in operations the period in which they occur.

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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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

(i) Direct cost of revenues

Direct cost of revenues consists primarily of long distance telephone time, commissions to agents and site landlords, and standard phone cards, net of amounts earned on early payments to suppliers. Direct costs are also associated with the DTM machines including direct production salaries, parts and accessories and costs to service the machines.

(j) Product development costs

Product development costs are charged as an expense in the period in which they are incurred.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k) Advertising costs and sales incentives

Advertising costs are expensed as incurred.

The majority of the Company's advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred.

Effective April 1, 2002, the Company adopted the provisions of the Financial Accounting and Standards Board's Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9"). Under EITF 01-9, the Company's sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. Previously, the Company included sales and other incentives as a component of cost of sales. For the period ending December 31, 2003, sales and other incentives included as a reduction of revenue totalled $120,975 (2002 - $112,892 reclassified from Cost of Sales).

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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Impairment of long-lived assets including goodwill

The Company reviews its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For the nine months ending December 31, 2003, no such impairment losses were identified.

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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Financial instruments

(i) Fair value

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable and other, deposits, restricted cash, and accounts payable and accrued liabilities approximate fair value at December 31, 2003.

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

(q) Earnings (loss) per share

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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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

The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the options on the date of grant; this compensation is amortized over the vesting period.

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

The weighted-average estimated fair values of employee stock options granted during fiscal 2003 and 2002 were $0.22 and $0.18 per share, respectively.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Stock-based compensation (continued)

If the computed fair values of 2003 and 2002 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Stock-based compensation (continued)

(s) Accounting for derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which required that all derivatives be recorded on the balance sheet at fair value. The Company does not engage in hedging activities or invest in derivative instruments; therefore, for the period ended December 31, 2003, the use of financial instruments had no significant financial impact.

(t) Comparative figures

Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

4. COMMON SHARES

(a) Authorized

100,000,000 common shares without par value

(c) Share purchase options

Under the terms of the Stock Option Plan (the "Plan"), the Board of Directors may grant stock options to employees, officers, directors and independent consultants of DataWave and its subsidiaries for their contributions to DataWave. This includes options granted prior to the implementation of the Plan which were deemed to be re-granted under the Plan. Options granted under the Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for the shares of DataWave for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the Board granted the option. In no cases will an optionee be granted an option where the number of shares that may be purchased pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of DataWave's issued and outstanding share capital as of the award date of the option being granted. On plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Plan and as at December 31, 2003 approximately 765,000 were available for issuance.

The changes in stock options were as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

4. COMMON SHARES (Continued)

As at December 31, 2003, the following options to acquire common stock were outstanding:

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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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

(c) Concentration of sales and economic dependence

During the period ended December 31, 2003, two customers comprise 20% of revenue (2002 - two customers comprise 47% of revenue) and 56% of accounts receivable (2002 - 30%).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

7. RELATED PARTY TRANSACTIONS

(a) Supplier guarantees

An officer made a $400,000 secured interest-bearing loan to a supplier in September 2002. A portion of the loan remains outstanding at December 31, 2003.

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
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As at		
	December 31, 2003	March 31, 2003	March 31, 2003
	Current Period (US GAAP)	Comparative Restated (US GAAP)	Comparative as Previously Reported (Canadian GAAP)
Assets			
Current			
Cash and cash equivalents	$ 1,669,263	$ 2,139,063	$ 2,139,063
Accounts receivable	4,737,053	2,031,895	2,031,895
Inventories	2,839,342	1,225,391	1,225,391
Prepaid expenses	861,393	482,549	482,549
Future income taxes	79,000	79,000	79,000
Total current assets	10,186,051	5,957,898	5,957,898
	54,000	54,000	54,000
Machinery & equipment, net	1,668,567	1,488,682	1,486,412
Goodwill	1,854,112	1,750,639	1,721,200
Other intangible assets	437,869	442,510	419,337
Total assets	$ 14,200,599	$ 9,693,729	$ 9,638,847
Liabilities			
Current			
Accounts payable and accrued liabilities	$10,036,221	$ 6,092,828	$ 6,092,828
Deferred Revenue	26,806	146,420	146,420
Total current liabilities	10,063,027	6,239,248	6,239,248
Shareholders' equity			
Common shares			
Authorized			
100,000,000 common shares, no par value			
Issued			
43,889,334 and 43,889,334 shares issued and outstanding at at September 30, 2003 and March 31, 2003 respectively	15,006,743	15,006,743	15,006,743
Additional paid in capital	2,725,492	2,725,492	-
Contributed surplus	-	-	933,738
Accumulated other comprehensive income	328,022	45,845	-
Accumulated deficit	(13,922,685)	(14,323,599)	(12,540,882)
Total shareholders' equity	4,137,572	3,454,481	3,399,599
Total liabilities and shareholders' equity	$ 14,200,599	$ 9,693,729	$ 9,638,847

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,			Nine months ended December 31,		
	2003	2002	2002	2003	2002	2002
	Current Period (US GAAP)	Comparative Restated (US GAAP)	Comparative as Previously Reported (Canadian GAAP)	Current Period (US GAAP)	Comparative Restated (US GAAP)	Comparative as Previously Reported (Canadian GAAP)
Operating activities						
Net income for the period	$ 122,935	$ 119,693	$ 119,962	$ 400,914	$ 349,817	$ 351,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:						
Depreciation and amortization	275,706	116,942	116,673	638,150	235,725	234,392
Net change in non-cash working capital items:						
Accounts receivable	(807,845)	(846,787)	(846,787)	(2,705,158)	(1,073,023)	(1,073,023)
Inventories	(1,161,265)	(219,375)	(219,375)	(1,613,951)	(366,440)	(366,440)
Prepaid expenses	(189,660)	112,917	112,917	(378,844)	122,208	122,208
Accounts payable and other accrued liabilities	1,608,520	820,229	820,229	3,943,393	907,145	907,146
Deferred revenue	(24,476)	(40,077)	(40,077)	(119,614)	(466,834)	(466,834)
Net cash (used in) provided by operating activities	(176,085)	63,542	63,542	164,890	(291,402)	(291,402)
Investing activities						
Restricted cash	-	-	-	-	(30,000)	(30,000)
Purchase of machinery and equipment	(229,761)	(224,060)	(224,060)	(801,962)	(377,310)	(377,310)
Net cash (used in) investing activities	(229,761)	(224,060)	(224,060)	(801,962)	(407,310)	(407,310)
Effect of exchange rate changes on cash and cash equivalents	75,829	-	-	167,272	-	-
Decrease in cash	(330,017)	(160,518)	(160,518)	(469,800)	(698,712)	(698,712)
Cash and cash equivalents, beginning of period	1,999,280	1,373,694	1,373,694	2,139,063	1,911,888	1,911,888
Cash and cash equivalents, end of period	$1,669,263	$1,213,176	$1,213,176	$1,669,263	$1,213,176	$1,213,176

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
(Expressed in United States Dollars)

8. DIFFERENCES BETWEEN CANADIAN AND THE UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

The following is a reconciliation of the financial position and results of operations of the Company under U.S. GAAP and Canadian GAAP:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

There are no material differences between Canadian and U.S. GAAP which affect the statements of cash flows for the current period.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2003 and 2002 is unaudited)
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

Under Canadian GAAP the Company translates its Canadian subsidiaries into U.S. dollars using the temporal method on the basis that these subsidiaries are integrated with the U.S. operations. Gains or losses on translation for items are included in operations.

(b) Future income taxes

Under US GAAP tax rates applied in the calculation of future income taxes are those rates that are passed into law. Under Canadian GAAP substantially enacted rates are used. The Company has determined that there is no material effect on the consolidated financial statements.

(c) Goodwill and other intangible assets

There are no material differences between Canadian and US GAAP which affect the recording of goodwill and other intangible assets except as provided for foreign currency translation and as recorded in the reconciliation between Canadian and U.S. GAAP.

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

Sales of prepaid calling cards and point of sale activated prepaid cellular PINs under third party brands, where we are not the primary obligor of the related phone service, have no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time.

Our revenue from the United States that is recorded on a net agency basis, does not create inventory risk (as the liability to the carrier is incurred at the point of sale). The related U.S. accounts receivable is the retail value of the product and is typically collected within two weeks of the sale.

Our revenue from Canada that is recorded as net agency revenue is from the sale of prepaid cellular PINs and incurs some inventory risk. Inventory levels reflect the purchased value of the cost of the PIN and are managed by the Company to supply a level of ten days sales; the resulting accounts payable liability is paid within the normal terms offered by the supplier (including cash discounts for early payment). The underlying sales arrangements entered into by the Company will impact the presentation of revenues, inventory, accounts receivable and resulting gross margin and working capital respectively. Accounts receivable is the wholesale value of the PIN and is collected within twenty days. As a result, while such revenues are presented on a net agency basis, inventory and accounts payable reflect the legal title and obligation of the Company respectively and have a material impact on working capital.

Sales of Company or custom branded cards where we incur significant inventory risk but do not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectability of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and we have no significant continuing obligations.

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

Impairment of long-lived assets, including goodwill

We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For the nine months ended December 31, 2003, no such impairment losses were identified.

Goodwill and other intangible assets

Goodwill and intangible assets with indefinite lives are not amortized. Instead, these amounts will be subject to a fair-value based annual impairment assessment. We performed an impairment test of our goodwill and determined that no impairment of the recorded goodwill existed at March 31, 2003. Therefore, no impairment loss was recorded during the year ended March 31, 2003 and December 31, 2003.

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

Results of Operations

Net Income was $122,935 for the quarter ended December 31, 2003 compared with $119,693 for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, net income was $400,914 compared with $349,817 for the same period last year.

The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company as a percentage of total revenue:

Three Months Ended December 31, 2003 compared to the Three Months Ended December 31, 2002

Revenues: Revenues were $4,572,487 for the quarter ended December 31, 2003 compared with $4,798,270 for the quarter ended December 31, 2002. Revenues in the quarter for the core business of prepaid long distance decreased in both Canada and the U.S. compared with same period last year.

Net revenues for the quarter in the United States from the retail sale of prepaid calling cards through our network of intelligent vending machines were $1,488,654 for the three months ended December 31, 2003 compared with $1,675,867 in the same period last year, a decrease of 11%. The decrease in revenues is a reflection of the travel slowdown in the U.S and more customers are using cellular phones for long distance needs. Recharge revenues were $186,922 for the three months ended December 31, 2003 compared with $233,180 in the same period last year, a decrease of 20%.

Net revenues in Canada decreased by 10% to $2,791,385 for the quarter ended December 31, 2003 compared to $2,907,329 for the quarter ended December 31, 2002. The decrease in revenue is attributable to the loss of some prepaid long distance business with a major customer. New revenues from point of sale terminals installed generated transaction fee revenue of $393,169 for the three months.

Cost of Revenues: Cost of revenues was $2,648,521 or 59% of revenues, for the quarter ended December 31, 2003, compared to $3,267,109 or 68% of revenues, during the quarter ended December 31, 2002. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time, commissions to landlords and site agents for DTM and OTC placements and includes various service related and supply costs to maintain the DataWave System and POSA systems.

The overall cost of revenue was 57% in Canada, with cost of time being 54%. Cost of time decreased in the quarter but this was offset by an increase in other direct expenses.

The overall cost of revenue was 61% in the U.S. The U.S. business has a significant commission component of cost of revenues. Commissions and site rentals costs increased in the U.S. to 37% for the quarter from 36% of revenue for the prior year. This is a result of redeploying free-standing machines into higher volume locations and changes in the overall product mix.

General and Administrative: General and administrative expenses were $801,460 or 18% of revenues during the quarter ended December 31, 2003, compared to $635,205 or 13% of revenues during the same period last year. The increase is a result of increased accounting and legal costs required for regulatory compliance, and timing of certain payments and costs incurred in our development of Nextwave.

Selling & Marketing: Selling and marketing expenses were $374,188 or 8% of revenues during the quarter ended December 31, 2003, compared to $378,222 or 8% of revenues during the quarter ended December 31, 2002.

Product Development: Product development expenses were $374,821 or 8% of revenues during the quarter ended December 31, 2003, compared to $284,373 or 6% of revenues during the quarter ended December 31, 2002. Increases in operational support for the POSA roll-out in Canada and continued development for new products result in higher costs for the period.

Depreciation and Amortization: Depreciation and amortization expense increased to $275,706 or 6% of revenues during the quarter ended December 31, 2003, compared to $116,942 or 2% of revenues for the quarter ended December 31, 2002. The increase is the result of our investment in POSA terminals and the supporting network infrastructure that started in November 2002 will be depreciated on a straight line basis over three years.

Amortization of intangible assets was $24,558 for the fiscal quarter ended December 31, 2003. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations.

Nine Months Ended December 31, 2003 compared to the Nine Months Ended December 31, 2002

Revenues: Revenues were $13,455,227 for the nine months ended December 31, 2003 compared with $14,154,479 for the same period last year. Revenues in the nine months for the core business of prepaid long distance decreased in both Canada and the U.S. compared with same period last year.

Net revenues in the United States from the retail sale of prepaid calling cards through our network of intelligent vending machines were $4,709,944 for the nine months ended December 31, 2003 compared with $5,520,781 in the same period last year, a decrease of 15%. The decrease in revenues is a reflection of the travel slowdown in the U.S and more customers are using cellular phones for long distance needs. Recharge revenues were $648,695 for the nine months ended December 31, compared with $811,082 in the same period last year, a decrease of 20%. Point of sale and over-the-counter unit revenues declined as did promotional revenues.

Our United States revenues are substantially dependent upon the number of unit placements and locations offering prepaid calling cards in the United States.

Net revenues in Canada decreased to $8,357,142 for the nine months ended December 31, 2003 compared to $8,237,681 for the nine months ended December 31, 2002. A decrease in revenue attributable to the loss of some prepaid long distance business with a major customer was offset by new revenues from net agency sales of wireless products and transaction fees.

During fiscal 2003, we successfully introduced point of sale technology to the Canadian marketplace for the authorization of prepaid phone cards and for the sale of prepaid cellular PINs. Point of sale terminals installed generated transaction fee revenue of $1,015,618 for the nine months.

Cost of Revenues: Cost of revenues was $7,951,314 or 60% of revenues, for the nine months ended December 31, 2003, compared to $9,632,570 or 68% of revenues, during the same period last year. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time, commissions to landlords and site agents for DTM and OTC placements and includes various service related and supply costs to maintain the DataWave System and POSA systems.

The overall cost of revenue was 59% in Canada, with cost of time being 54%. Cost of time decreased but this was offset by an increase in other direct expenses.

The overall cost of revenue was 61% in the U.S. The U.S. business has a significant commission component of cost of revenues. Commissions and site rental costs in the U.S. during the nine months ended December 31, 2003 remained the same as the prior year at 36% of revenue. This is a result of redeploying free-standing machines into higher volume locations and changes in the overall product mix.

General and Administrative: General and administrative expenses were $2,209,524 or 16% of revenues during the nine months ended December 31, 2003, compared to $1,973,714 or 14% of revenues during the same period last year. The increase is a result of increased accounting and legal costs required for regulatory compliance and costs incurred in establishing the Nextwave joint venture.

Selling & Marketing: Selling and marketing expenses were $1,198,325 or 9% of revenues during the nine months ended December 31, 2003, as compared to $1,109,047 or 8% of revenues during the same period last year. The increase results from the hiring of additional sales staff for the Canadian marketplace.

Product Development: Product development expenses were $1,120,857 or 8% of revenues during the nine months ended December 31, 2003, compared to $842,505 or 6% of revenues during the same period last year. Increases in operational support for the POS roll-out in Canada and continued development for new products result in higher costs for the period.

Resources have been focused on programs to develop new networks, platforms and relationships for supporting stored value card-based transaction programs and point of sale card programs.

Depreciation and Amortization: Depreciation and amortization expense increased to $638,150 or 5% of revenues during the nine months ended December 31, 2003, from $235,725 or 2% of revenues for the quarter ended December 31, 2002. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 will be depreciated on a straight line basis over three years.

Amortization of intangible assets was $73,674 for the nine months ended December 31, 2003. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations. The customer list is being amortized on a straight-line basis over six years. We periodically evaluate the recoverability of the carrying value of the intangible assets (goodwill and customer list) by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets. The net book value of intangible assets was $2,291,981 at December 31, 2003.

Liquidity and Capital Resources

We have financed our operations, including development, from cash flow generated from our operating activities during fiscal 2003 and 2002. We have a positive working capital of $149,830 at December 31, 2003 compared with a working capital deficiency of $134,930 at March 31, 2003. We use cash to pay trade payables, finance the expansion of our wholesale Canadian prepaid long distance phone operations into small independent retail stores; and finance our entrance into wholesale point of sale prepaid cellular sales in the Canadian marketplace.

Cash and cash equivalents at December 31, 2003 were $1,669,263 compared with $2,139,063 at March 31, 2003.

Our operating activities provided cash of $164,890 during the nine months ended December 31, 2003 compared with a use of $291,402 during the nine months ended December 31, 2002. The increase in operating cash flow is due to an increase of $3,943,393 in accounts payable including Canadian point of sale cellular products during the nine months ended December 31, 2003. The increase resulted from more favourable credit terms negotiated during the second and third quarters with Canadian suppliers of cellular PINs. Accounts receivable increased by $2,705,158 including sales of cellular products and inventories increased by $1,613,951 for point of sale products during the nine months ended December 31, 2003.

Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are paid within twenty days; as at January 31, 2004, all accounts receivable for cellular products outstanding at the end of the quarter had been paid. Inventories for cellular products are maintained at levels to support ten days sales and are turned over three times a month. The Company actively manages its working capital - inventory, accounts receivable and accounts payable due to the quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers.

Prepaid expenses increased by $378,844 and deferred revenues decreased by $119,614 during the nine months period.

Cash used for investing in capital expenditures for machinery and equipment was $801,962 in the nine months compared with $377,310 the same period last year. The increase in the nine months is attributable to capital expenditures for terminals used to dispense point of sale prepaid cellular PINs in Canada. We completed installation of more than 1,500 point of sale terminals in Canada during the nine months which brings our total point of sale terminals installed in Canada to approximately 2,100.

Our material long-term obligations include operating lease commitments for office space, computers and office equipment. During the quarter, we finalized our lease commitment and payment obligations for our Vancouver office space after fiscal 2004. Our contractual obligations as of December 31, 2003 (including the new Vancouver office space lease of approximately $160,000 a year) were:

While there is no certainty that the general revenue will be sufficient to cover all of the anticipated expenses, we believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. We have announced the establishment of Nextwave Card Corp., with National Money Mart; this will require an investment of our resources and may require the use of cash, which is impacted by the available cash flow from operations.

We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point of sale prepaid cellular business in the Canadian market and possibly the U.S. market. Typical cash flow terms are net 30 days for the purchase of inventory from suppliers and net 10 days for collections from customers. Our limited credit facility from vendors limits our working capital and cash flows to expand the business. We negotiated extensions of credit with vendors during the second and third quarters of 2003. As this business expands, we will need to purchase additional inventory and point of sale terminals. A risk to our liquidity is that customers do not pay on-time creating a temporary negative cash flow situation. Furthermore, significant expansion of the wholesale point of sale prepaid cellular business in Canada is in part dependent upon expansion of credit limits from vendors to finance the purchase of PINs for inventory. Another risk to liquidity is the seasonality of revenues. Sales in the 3rd and 4th fiscal quarters in both the U.S. and Canada are seasonally lower than the 1st and 2nd quarters.

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

Trend Information

The implementation and roll-out of point of sale technology in Canada is well established and we continue to increase market share for delivery of prepaid products using our technologies. Sales of prepaid cellular PINs and revenues from POSA transaction fees are expected to increase. Currently our revenues from our sales arrangements are presented on a net agency basis and require active management of working capital. Terms and conditions of future arrangements may impact the presentation of revenue and related working capital accounts.

Revenues generated from the bulk sale of prepaid phone cards to retail establishments in Canada are expected to grow slowly and continued pricing pressure in the Canadian marketplace is expected to have an adverse effect on margins.

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

    Item 6 Exhibits and Reports on Form 8-K

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

**Filed herewith

(1) Incorporated by reference from our Form 20-F Annual Report, filed on August 31, 2001

(b) Reports on Form 8-K

On Jan 6th, 2004 we furnished a Current Report on Form 8-K to announce appointments and resignations of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DataWave Systems Inc.
(Registrant)

By /s/ Josh Emanuel
Chairman and Chief Executive Officer

Date February 12, 2004

By /s/ John Gunn
General Manager, Chief Financial Officer

Date February 12, 2004