Form 10KSB
period 2004-03-31
DATAWAVE SYSTEMS INC
filed 2004-07-14
CIK 1000157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2004

Commission file number 0-26698

DATAWAVE SYSTEMS INC.
(Exact name of Registrant as specified in its charter)
YUKON, CANADA	98-0186455
(Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 110, 13575 Commerce Parkway, Richmond, BRITISH COLUMBIA V6V 2L1
(Address of principal executive offices)
604.295.1800
(Registrant's telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:
Title of each Class
None
Name of each exchange on which registered

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

Yes X No______

State issuer's revenues for its most recent fiscal year $18,043,679

As of June 30, 2004 the registrant had 43,889,334 common shares outstanding. The aggregate market value of the voting shares held by non-affiliates as of that date, based on the closing price on the TSX venture exchange, was approximately $1,972,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One)

Yes __ No __X_

-- i --

DATAWAVE SYSTEMS INC.

FORM 10-KSB

TABLE OF CONTENTS

-- ii --

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes or is based upon estimates projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on our beliefs. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications and financial products market. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward-looking statements" involve various risks and uncertainties as outlined in Part I, Item 3.D. Risk Factors. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

PART I

As used in this Annual Report, unless the context otherwise requires, the terms "the Company," "DTV," "we," "us," and "our'" refer to DataWave Systems Inc., a Yukon, Canada corporation, together with our subsidiary companies.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

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

In late 1993 we consolidated our share capital on a five for one basis. On January 31, 1994, we acquired, by way of reverse merger, all of the issued and outstanding shares of North American Photo Vending Corporation, a privately-held British Columbia corporation, which subsequently changed its name to DataWave Vending (Canada) Inc. ("DVI"). In connection with our acquisition of DVI, we changed our name to DataWave Vending Inc.

Since the 1994 reverse merger, we have operated our business primarily through our subsidiaries and have been involved primarily in the sale and distribution of prepaid products using our proprietary technologies. We develop, own and operate point-of-sale terminals and Electronic Merchandisers that we market and place through the United States and Canada.

-- 1 --

We have five subsidiaries. Neither we nor any of our subsidiaries have been subject to any bankruptcy, receivership or similar proceedings, (although a company that we held a 50% interest in, PhoneLine Cardcall International, Inc., did file for bankruptcy in 1999 and has now been dissolved).

The names of our subsidiaries, their dates of incorporation, our percentage voting ownership of each and the jurisdictions in which they are incorporated are as follows:

Name of Subsidiary or Associate	Percentage (%) Interest Held	Date of Incorporation	Jurisdiction of Incorporation
DataWave Services (Canada) Inc. (1)	100%	April 28, 1992	British Columbia
DataWave Systems (U.S.) Inc.	100%	February 8, 1995	Nevada
CXP Canada Inc. (2)	100%	March 10, 1995	Canada
DataWave Services (U.S.) Inc.(3)	100%	February 8, 1995	Nevada
Cardxpress Vending, Inc.	100%	November 14, 1991	Delaware
NextWave Card Corp. (4)	50%	June 1, 2003	Alberta

(1) DataWave Vending (Canada) Inc. was renamed DataWave Services (Canada) Inc. on March 31, 2002

(2) Phone Line International Inc. was renamed CXP Canada Inc. on January 27, 2003

(3) Wholly-owned subsidiary of DataWave Systems (U.S.) Inc., a first-tier wholly-owned subsidiary of the Company.

(4) We have entered into an agreement on December 31, 2002 to invest in a corporation that will develop and provide prepaid stored value programs.

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

Offices

Our principal office is located at Suite 110, 13575 Commerce Parkway, Richmond, British Columbia, Canada V6V 2L1 and our phone number is 604.295.1800. We also maintain offices in Wayne, New Jersey and Mississauga, Ontario, Canada.

Our internet homepage is located at www.datawave.com, and www.datawave.ca, However, the information in, or that can be accessed through our home page is not part of this report. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our internet homepage as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

-- 2 --

Business Overview

We are an innovator and developer of prepaid and stored-value programs. We pioneered network systems ("The DataWave System") that allow for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid wireless time. This proprietary system works equally well over the Internet, or with various card activation devices. Our network systems have been designed to work both with the prepaid platforms of other parties, as well as telecommunication and financial switches. Our systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.

We sell and distribute prepaid products through a network that includes, but is not limited to, point-of-sale-activation ("POSA") terminals, free-standing "smart" machines ("DTMs"), and cash registers or the web-based applications of some major retail chains. All of these devices are connected to our proprietary server and database software through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing multiple prepaid products and services. In addition, DataWave sells prepaid phone cards and point-of-sale activated prepaid cellular PINs on a wholesale basis to certain retail operators and other customers.

The DataWave System distributes inactive prepaid products, which are activated only once they are purchased by the consumer, thus eliminating the risk of theft and the cost of inventory management for the retailer.

Our network systems feature:

-the ability to activate prepaid products by assigning a value to them at the time of purchase;

-the ability to print a prepaid PIN number on a receipt voucher at the point of purchase;

-real-time monitoring of distribution networks;

-detailed reporting and sales analysis - either paper or web-based;

-the ability to remote download price adjustments or new products and services to the distribution points;

-the capability to execute multiple simultaneous transactions in a non-stop processing environment; and

-consumer convenience - payment options, multiple products and denominations; detailed receipts, including tax information, terms & conditions and other relevant instructions/information.

Historically, DataWave's core revenues have come from the sale of prepaid long distance phone cards. In recent years, we have pioneered the move into prepaid cellular, prepaid cash and prepaid debit card products.

In Canada, until this past year, we had followed the traditional business model of selling bulk pre-activated "live" prepaid phone cards to retail establishments. We have now successfully introduced point-of-sale-activation technology into the retail environment. This enables us to activate or recharge prepaid products through POSA terminals and the cash register systems or web-based applications of major chains. During fiscal 2004, we installed more than 1,750 POSA terminals and as at March 31, 2004, we had an installed base of 2,304 company-owned POSA terminals.

-- 3 --

We are also providing prepaid products to 537 distributor-owned terminals and host-to-host (cash register) locations.

In the United States, we have established a network of free-standing vending machines ("DTMs") that sell prepaid long distance phone cards. We also sell phone cards through OTC units and during fiscal 2004 we introduced a POSA host-to-host solution to a grocery chain in the North-Eastern states. As at March 31, 2004, we have an installed base of 1,014 DTMs and more than 300 OTC units and host-to-host retail locations.

Business Strategy

Our business strategy is to sell prepaid telephony and financial products and services such as phone cards, cellular airtime, Internet services, gift cards and stored-value cards using our proprietary network systems. Elements of the strategy include increasing our penetration of premier site locations in the U.S. and retail locations in Canada, expanding our strategic relationships with suppliers, delivering new prepaid product and service offerings, developing relationships with other providers of prepaid products and services, and maintaining our electronic distribution network technological leadership.

Our goals include:

-identifying and capitalizing on business opportunities that will make us the market leader in point-of-sale activated stored-value telephony and financial products;

-developing profitable, high volume stored-value opportunities that leverage our existing technologies and relationships; and

-pursuing only those opportunities that have high volume and a quick time to market, with realistic capital expenditures.

In fiscal 2004, we met these goals by:

-rolling out point-of-sale activation technology to over 1,750 locations in Canada;

-securing agreements with all the national cellular carriers in Canada;

-introducing POSA for cellular and telephone time to our existing national customers in Canada and gaining several new national accounts;

-negotiating agreements with national distributors in Canada to use our technologies and to sell our prepaid products in other markets in Canada;

-signing an agreement with a leading provider of wholesale and retail telecommunications services that gives us new prepaid products for both the Canadian and U.S. marketplace;

-integrating our POSA technology into the cash register system of the Wal-Mart Group in Mexico, enabling them to sell prepaid long distance phone cards from Alestra, our Mexican long distance partner;

-integrating a mediation host, with direct connectivity into the cash register system of a U.S. based grocery chain;

-- 4 --

-building and installing cash card platforms at a secure collocation facility to ensure both physical and logical security for all cash card and financial services products;

-completing an International Funds Transfer (IFT) program and other cash card programs for the financial services market in both Canada and the U.S.;

-completing pilot tests of a prepaid debit card program for NextWave; complete roll-out to 300 stores started in April, 2004; and

-licensing our technologies to Lipman USA, Inc., a subsidiary of Lipman Electronic Engineering, Ltd. in Israel, which enables them to build a multi-functional ATM kiosk.

Products and Development

DataWave's original focus was on the development of photographic electronic merchandisers. We subsequently wound-up the affairs of the division and the production and development of this product line has ceased. The following discussion will only include limited references to the photographic electronic merchandiser product and, where mentioned, it will be for historical comparative purposes only.

DataWave then concentrated on selling prepaid long distance phone cards through free-standing "smart" machines ("DTMs"). An over-the-counter ("OTC") program was developed as an alternative to the DTM product line, giving us access to locations where placement of a free-standing machine could not be justified, either due to low revenue expectations or to physical considerations, such as available space.

In June 2002, the OTC program was enhanced for roll-out in Canada. This new program ("the POSA program") includes the ability to dispense prepaid wireless/cellular personal identification numbers ("PINs") on a printed voucher, in addition to activating or recharging other prepaid products, through standalone POSA terminals and cash registers (host-to-host connectivity). The POSA program will be expanded into the U.S. during fiscal 2005.

Our current business focus is on the placement and marketing of POSA terminals, free-standing machines and host-to-host connectivity for the sale and distribution of multiple prepaid products, and the development and application of the network technologies required to support processing.

We own and operate our all terminals and network systems.

The Products

Prepaid Long Distance Phone Cards allow consumers to make domestic long distance and international calls using time that has already been purchased. Typically, phone cards offer savings on calls made away from home or the office and provide the same rate any time of the day or week.  Rates differ depending on the country of origination and destination of the call. DataWave purchases time from a number of the major long-distance carriers and this enables us to tailor phone card programs to the needs of our customers.

Prepaid Cellular/Wireless Vouchers enable consumers who have prepaid programs on their cellular/wireless phones to purchase additional time to 'top-up' their phones. The PIN and relevant instructions are printed on a receipt at the point of purchase, thereby eliminating the need for a physical card product. Rates differ by carrier and denomination purchased. DataWave is the largest reseller of prepaid cellular time in Canada, purchasing from all the national cellular carriers.

-- 5 --

Prepaid Cash Cards give consumers, who may not have a bank account, the ability to withdraw cash from ATMs and purchase goods or services from all merchants on the applicable debit and/or credit card network. Consumers purchase cards for a given amount and can go back to the seller to recharge/add additional funds as and when the card balance is depleted. Consumers can check their card balance and transaction history online at a secure website.

Prepaid Internet Products let consumers prepay for various products and services that are available over the Internet. These products provide an alternative to using a credit card and are extremely popular with younger consumers.

The Market

In Canada, the rollout of our POSA technology has been extremely successful, allowing us to cement relationships with existing customers and sign contracts with new customers. We currently activate prepaid phone cards, prepaid cellular time, and prepaid internet products through POSA terminals. In host-to-host applications, we are able to add prepaid cash cards to the product mix.

We also sell bulk quantities of specific denominated pre-activated "live" prepaid phone cards to retail establishments.

In the United States, we distribute prepaid phone cards primarily through our DTMs and, to a lesser extent, through host-to-host applications. We also supply "batch" prepaid phone cards and promotional phone cards to certain customers. These cards are activated with a specific amount of long distance time when the customer calls us. In fiscal 2004, less than 4% of revenues were derived from these programs.

In fiscal 1999, we introduced a recharge capability for all prepaid phone cards sold in the U.S. By calling a 1-800 number, a customer can add time to an existing prepaid phone card and charge the cost to a credit card. In fiscal 2004, approximately 5% of revenues were derived from this program. Prepaid phone cards sold in Canada are not usually rechargeable.

Our Suppliers

We purchase long distance time and services from several carriers for both Canadian and U.S. businesses. In Canada we use Canquest and Goldline. In the U.S. our primary supplier is AT&T, but we also purchase from IDT and Verizon. Our prepaid cellular/wireless time comes from Bell, Microcell Communications, Rogers/AT&T and Telus Mobility in Canada and from AT&T Wireless, Cingular, T-Mobile, TracFone and Verizon Wireless in the U.S. Please refer to the section entitled "Risk Factors; Risk of Termination of Carrier Arrangements; Dependence on Telecommunications Providers."

We also distribute pre-activated prepaid phone cards through machines not connected to our network systems. Approximately 1% of our machines are not networked and thus sell preactivated calling cards. In fiscal 2004, less than 1% of our net revenues came from the sale of preactivated phone cards sold through non-networked machines.

We currently sell prepaid internet products from Moontaxi (music downloads) and GameBlast (games).

Please refer to Part II, Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a full discussion of the financial results of our operations.

-- 6 --

Future Products and Services

Our network systems are scalable and flexible and permit us to offer new prepaid products and services as they become available. Our ability to remote download new products, services or pricing to our distribution points enables us to respond quickly to the changing demands of growing markets.

In addition to ensuring that we remain competitive with our telecommunications and financial products, we intend to expand the range of prepaid internet products. New products will likely include digital photography, ring tones, and additional music downloads.

The trial of a prepaid debit card program at National Money Mart in Canada during fiscal 2004, has led to a national rollout during the first half of fiscal 2005. The potential exists to upgrade some or all of these customers to a prepaid credit card and to introduce a similar program to Money Mart's affiliates in the U.S.

We will continue to work with ABN AMRO to develop other financial products for the U.S. market.

Revenues

We derive substantially all of our revenues from the sale of prepaid cellular products and prepaid long distance telephone products. Airtime is purchased from cellular and long distance carriers. Sales of prepaid calling cards and personal identification numbers under third party brands, where we are not the primary obligor of the related phone service, do not incur significant inventory risk, have no significant continuing obligation with respect to operation of the card or personal identification number subsequent to sale, and where the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale on a net agency basis. The resulting net agency revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time.

Sales of prepaid cellular PINs, where we are not the primary obligor and do not incur unmitigated significant inventory or return risk, is recognized at the date of sale on a net agency basis. PIN inventory levels reflect the purchased value of the cost of the PIN and are managed to supply a level of ten days sales; the resulting accounts payable liability is paid within the normal trade terms offered by the supplier (including cash discounts for early payment). The underlying sales arrangements entered into by us will and do impact the presentation of revenues, inventory, accounts receivable and resulting gross margin and working capital respectively. Accounts receivable reflect the wholesale value of the PINs and are almost always collected within twenty days.

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

In July, 2001 we considerably expanded our involvement in the Canadian prepaid long distance telephone market by purchasing for cash 100% of the issued and outstanding shares of AT&T PrePaid Card Company, a prepaid card business involved in manufacturing and distributing prepaid long distance telephone cards. In Canada, we are a reseller and wholesale distributor of prepaid phone cards to retail establishments.

-- 7 --

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

In addition to phone cards, our business strategy is to deliver new prepaid products and services through our network systems. We are developing relationships with other providers of prepaid products and services and evaluating other technologies to take advantage of these opportunities.

A key part of this strategy is maintaining our leadership in electronic distribution network technology. During our fiscal year ended March 31, 2004, we continued our development efforts to enhance our network systems for introduction of new products and to provide transaction processing capability.

Operations

Operations for transaction processing include computer and network systems, processing, customer service and terminal configuration, roll-out and maintenance and are primarily based in Richmond, British Columbia.

Our Network Systems. Our network systems offer features that benefit us, telecommunications providers, retail locations, consumers and other product and service providers. The following features distinguish our network systems from many traditional channels of distribution for prepaid products and services:

-Scalable and flexible network and point-of-sale architectures we can offer a variety of branded products and services and increase the number of distribution points; we can integrate with third party switches;

-Point-of-sale activation of prepaid products and services

reduces losses and shrinkage from theft of "live" inventory; reduces inventory financing and management control costs;

-Wireless and landline networks

permits flexibility and mobility in site placement; facilitates connectivity to a variety of applications;

-24/7 system availability;

-Remote self-diagnostics

free-standing machines alert us when accumulated cash should be picked up, when inventory levels are low, when malfunctions occur or when other technical service is required; ensures efficient maintenance scheduling and reduces down time; reduces operating expenses and improves cash management by maintaining inventory levels;

-- 8 --

-Remote downloads

efficient updating of information including price and tax changes; accelerates introduction of new products and services;

-Real-time credit card verifications, approval and limits

reduces credit risks;

-Consumer convenience;

customer determined purchase denomination; cash or credit card acceptance; itemized customer sales receipt, including taxes; 24/7 customer service; and

-Detailed audit trail of transactions;

permits timely and accurate monthly commission payments; complete monthly reporting - either traditional paper or web-based.

Our Operations Centre is the key to the overall function of the DataWave system, serving as an inventory and information repository for the distribution of prepaid products. The Operations Centre distributes prepaid products to the distribution points and records all transactions originating at that level. Proprietary communications protocols manage the information flow allowing for multiple message formats that include real-time, just-in-time and batch inventory processing for PIN-based products. Sophisticated inventory management systems are maintained that provide reorder points, product and pricing changes as well as extensive management and reporting capabilities.

Customer payment processing supports EDI message formats, ACH services or formats that are customer specific. Web-based reporting systems are available to provide customers with a seamless view of activity levels. Communication protocols are TCP/IP based which allows for connectivity to a wide range of communications devices and ensures network scalability as well as the capability to develop custom interfaces for customers and suppliers. With POSA terminals, retailers can process reports at the terminal level; the terminal processes requests and communicates with the Operations Centre to validate data before printing the report at the terminal.

Our transaction processing facilities run on industry standard Intel based hardware. We use both Microsoft and Linux operating systems. We use multiprocessor servers with RAID Level 5. We use Sybase and SQL data base management systems; all data is stored fully encrypted and secure with full redundancy and complete backup procedures. Backups are stored off site in a secure facility. Network administrators and systems engineers are on call 24 hours a day, seven days a week.

Customer Service operates 24 hours a day, seven days a week, and provides terminal and DTM support, including transaction monitoring. Remote diagnostics can handle many problems and an escalation process enables prompt resolution. Customer Service provides first level response for all products

In fiscal 2003 and fiscal 2004 we completed several significant system upgrades to expand our processing capabilities and to increase system availability and reliability:

-moved our cash card processing operations to an Allstream hosted facility in Vancouver that provides a more stable physical environment and better access to telecom resources. We invested in new hardware for this facility, including state-of-the-art Sun, Cisco and IBM systems. The facility and processing environment underwent a SAS Level 1 audit during the summer of 2003 and was determined to be compliant;

-- 9 --

-created redundancy in our POSA operations by running a 2nd set of systems at an Allstream hosted facility in Vancouver. We are now able to process POSA transactions from either facility (Vancouver or

Richmond). Data is replicated in real-time between facilities (using Sybase Replication Server) and we have communication links with delivery and supply chains from both facilities;

-we are deploying a VOIP system to handle calls in all three of our offices and to handle transactions from the landline based DTM machines deployed in the U.S.; and

-we have augmented a number of leased line communication links to suppliers and clients with Cisco IPSEC VPN technology to reduce costs and/or improve resiliency.

The Market for the Products and Services

The market for prepaid products is one of the fastest growing in the world. Increased use of wireless communications, use of the Internet for business and a wider acceptance of 'smart' or stored-value cards is driving rapid growth in the use of other prepaid products.

The market for prepaid long distance phone cards consists of two primary groups: the credit-challenged and those who make long distance calls, both domestic and international, when they are away from their home or office.

Prepaid cellular/wireless products have gained rapid acceptance, particularly in Canada. This product appeals to the credit-challenged, the budget-conscious, those who wish to provide family members with a method of contacting them in an emergency, and those who do not wish to sign a long-term contract with a cellular provider.

Internet sales have grown exponentially in the past year and this is due in no small part to the variety of products and services being offered. This trend is expected to continue making prepaid internet products an essential part of any prepaid product line.

As cash continues to decline as the standard payment method for day to day purchases - for example, it cannot be used for on-line shopping, which is rapidly accounting for a larger percentage of commercial transactions - the financial world has to offer consumers other options. Prepaid Cash Cards allow consumers, who may not have a traditional bank account, to pay for goods and services through existing debit or credit card networks. They also provide a secure alternative for Internet purchases as they limit financial risk to the balance on the card.

Consumers are increasingly looking for self-service and vendors are increasingly looking for "smarter" distribution systems. This creates an opportunity to offer multiple prepaid products and services via a "smart" distribution network. We believe that we are well positioned to capitalize on this trend because of the features and benefits of our network systems, as well as other components of our strategy.

The prepaid phone card market in the United States has not expanded significantly in recent years, we believe in part because of reduced travel after September 11, 2001 and in part because more consumers are using their cell phones for long distance calls. Our growth is expected to be mainly in other geographic areas or with other products and services. See "Risk Factors" later in this section.

-- 10 --

Marketing Strategy

Our marketing strategy is to become a leader in delivering prepaid products and services such as phone cards, prepaid cellular or wireless time, prepaid financial products, and in the future, prepaid gift and stored value cards through our network systems. Key elements of our marketing strategy are summarized below:

Deliver new prepaid product and service offerings: We believe that the trend towards convenient, self-service, cost-efficient merchandising provides us with the opportunity to utilize the flexibility of our network systems to offer new prepaid products and services. We currently provide prepaid phone cards, prepaid cellular/wireless time, prepaid cash cards and have recently begun offering prepaid internet products. We intend to enhance these product lines and to evaluate the market for potential new product and service offerings.

Develop relationships with other providers of prepaid products and services: We are continually evaluating new strategic relationships that will enable us to offer additional prepaid products and services of brand-name vendors.

Maintain electronic distribution network technological leadership: The capabilities or our network systems provide superior consumer convenience and risk management compared to traditional channels of distribution. We intend to continue to develop our proprietary system to ensure that we remain at the forefront of point-of-sale-activation technology and continue to keep abreast of market trends.

Increase penetration of premier site locations: Our objective is to increase the number of distribution points by increasing our penetration of existing and new sites. To accomplish this objective, we intend to develop new strategic relationships and expand our current relationship with AT&T to gain access to sites such as airports, hotel chains, shopping malls, travel plazas, supermarkets and other prime locations. We also intend to target new regional and national retail chains in Canada as customers for the already successful POSA terminals.

The Marketing Plan

Through May 31, 2004 we placed 2,615 point of sale terminals in retail locations in Canada for activation of prepaid phone cards and prepaid wireless vouchers and had a further 537 host-to-host locations. We are also seeking to expand our Canadian market share by targeting additional regional and national retailers for bulk sales of pre-activated phone cards.

Through May 31, 2004 we placed approximately 1,040 free-standing machines and 250 over-the-counter unit devices in the United States. The Company's plan is to continue to place free-standing machines in the United States. During fiscal 2005, we will be launching a POSA program in the U.S. and will also be looking to increase the number of customers with host-to-host connectivity.

We employ in-house sales and marketing personnel and also have contracts with independent agents in the United States. The independent agents generally concentrate on identifying new site locations and arranging site contracts on our behalf.

In Canada, we employ in-house sales and marketing personnel, along with third parties, to service existing customers and market to new potential customers.

-- 11 --

Employees

As of March 31, 2004, we and our subsidiaries employed a total of 80 individuals. Of these, 16 employees serve in a management and administrative capacity, 15 employees serve in a sales and marketing capacity, 23 employees serve in a product development capacity, 4 employees serve in a production capacity and 22 employees serve in a service and support capacity. These employees operate out of the following offices of our company:

Office Location	Management and Administration	Sales and Marketing	Product Development	Production	Service and Support	Total
Richmond, B.C.	12	2	21	4	13	52
Mississauga, Ontario	1	7	2	Nil	4	14
Wayne, New Jersey	3	6	Nil	Nil	5	14
Totals:	16	15	23	4	22	80

We expect to hire additional personnel as and when circumstances warrant.

Risk Factors

The common shares of our company are considered speculative. Prospective investors should consider carefully the risk factors set out below.

In the past two years we have reported earnings, but we have a past history of significant losses. Our history of fluctuating operating results raises doubt about our ability to achieve sustainable profitability.

We began offering merchandising services in 1994 and first offered prepaid phone card services in 1996. Accordingly, we have a limited operating history upon which investors may base an evaluation of our performance. As a result of operating expenses and development expenditures, we have incurred an accumulated deficit of $13,829,163 as at March 31, 2004. We expect that our operating expenses will increase with the expansion of our installed base of distribution points and with increasing marketing and development of our prepaid products and services. There can be no assurance that our revenues will increase sufficiently to support our anticipated expenditures.

We have low working capital which may adversely affect our ability to provide continuing operations.

We began selling prepaid cellular in PINS in Canada in 2002. In early 2003, as the program was launched with a number of large retailers, we had to make significant investments in PIN inventory. Because the inventory risk borne is significant and real, we have developed internal systems to manage and control our risk exposure. Among other things, sophisticated sales forecasting and cash modeling, together with favorable credit terms, have allowed us to reduce our levels of inventory on hand to approximately ten days of sales. Our accounts receivable for the prepaid cellular business has grown significantly; our management of payment and terms means that the receivables are collected on an average of less than twenty days. If we are unable to sell our inventory or to collect the receivables in a timely manner, working capital will be reduced and this will adversely affect our ability to operate; in particular, to acquire additional inventory and pay our debts as they come due.

-- 12 --

If we are not able to obtain further financing our business operations may fail.

As a growing business, we typically need more capital than we have available to us or can expect to generate through the sale of our products. In the past, we have had to raise, by way of debt and equity financing, considerable funds to meet our needs. There is no guarantee that we will be able to continue to raise funds needed for our business and our continuing operations. Failure to raise the necessary funds in a timely fashion will limit our growth and continuing operations, and may even cause us to fail.

The loss of any of our key customers could have a material adverse effect on our business, financial condition and results of our operations.

In fiscal 2004, 44% of our revenues came from ten customers, compared with 44% in fiscal 2003. Loss of one or several of these customers would have a material adverse effect on our business, financial condition and results of operations.

The loss of our suppliers in Canada and the United States could have an adverse effect on our ability to provide continuing operations.

In Canada, we rely primarily on our relationship with the major telecommunications companies for prepaid cellular airtime and Canquest for prepaid long distance telephone services. We are reliant on Canquest for services provided to major accounts. As well, we are Canquest's largest customer by far. Should we cease purchasing long distance services from Canquest, we expect that Canquest may fail. Loss of these services would have a material adverse effect on our ability to provide continuing operations, or, if we can access alternate services, they may be available only at higher costs which cannot be passed on to customers.

In the United States, we rely primarily on our relationship with AT&T for prepaid long distance telephone service, as well as for joint marketing of the AT&T Prepaid Card and our network systems. A significant portion of the prepaid phone cards sold in the United States by us are AT&T Prepaid Cards, and we utilize the AT&T brand name as the primary identity on most of our free-standing machines. Loss of use of the AT&T brand name or connection could result in substantial loss of revenues for our U.S. operations.

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

Our revenues are seasonable which may result in our operating results being, from time to time, below the expectations of analysts and investors.

We believe that sales of prepaid cellular and prepaid long distance products are seasonal, as many consumers purchase products while travelling during the peak travel months of July, August and September. Sales decrease during spring and fall and are lowest in the winter. A significant proportion of our operating expenses are fixed in advance for a quarter and if our sales are below expectations in a particular quarter, this could have a material adverse effect on our financial condition and results of operations.

-- 13 --

We believe that period-to-period statements of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our common shares. Due to the foregoing factors, among others, our operating results may from time to time be below the expectations of analysts and investors.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The prepaid product market is highly competitive and is served by numerous international, national and local firms. In the United States, we compete with major long-distance providers, including but not limited to Qwest, Verizon, MCI and Sprint, as well as with other prepaid phone card distributors, including but not limited to IDT Corporation. We also compete with AT&T in certain locations where AT&T offers prepaid phone cards directly or through other distributors. In Canada, we compete with long-distance providers, as with other prepaid phone card distributors, including but not limited to Goldline, TCI and Phone Time. In addition, in both Canada and the United States, as the use of cellular phones and phone charge cards increases, we face increased competition from providers of these products. Many of these competitors have significantly greater financial, technical and marketing resources, much larger distribution networks, and generate greater revenues and have greater name recognition than us. These competitors may be able to institute and sustain price wars, or imitate the features of our network systems products, resulting in a reduction of our share of the market and reduced price levels and profit margins. In addition, there are relatively low barriers to entry into the prepaid phone card market, and we have faced, and expect to continue to face, additional competition from new entrants. In both the United States and Canada, we also compete with prepaid phone card distributors which own and operate switch and transmission platforms. Such distributors may provide long distance services at lower cost than us, and offer additional bundled features not available from our long-distance provider such as voicemail and facsimile services. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the reliability of competitors' products and services, the ability of competitors to hire, retain and motivate qualified personnel, the price at which competitors offer comparable services and the extent of competitors' responsiveness to customer needs. There can be no assurance that we will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not materially adversely affect our business, financial condition and results of operations.

We have limited operating facilities and if we are unable to deliver our service in a timely manner, then we may lose some customers and their orders.

Our primary operations, including information systems (including the server and databases for our network systems), customer service, assembly and production and general administration, are housed in a single facility in Richmond, British Columbia. Any disruption in our operations at the facility in Richmond due to fire, natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. Our operations are also dependent on the integrity of our network systems. In the event that our network systems (including the wireless and landline networks of other parties used by our network systems) experience substantial down time due to power loss, technical failure, unauthorized intrusion or other interruptions, our business and operations could be materially adversely affected. However, there can be no assurance that the procedures we have implemented to reduce business interruptions will be effective in all cases.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

-- 14 --

Currently we derive substantially all of our revenues from the sale of prepaid cellular time and prepaid long distance phone cards.

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

Although we have not obtained patent protection for any of our products, we have sought to protect our proprietary technology through a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other forms of intellectual property protection. We have filed patent applications with the United States Patent and Trademark Office and have patents pending for the credit extension process using a prepaid card, multiple service provider prepaid wireless service card, method and system for issuing tokens based on two or more currencies, multiple denomination currency receiving and prepaid card dispensing apparatus, and prepaid broadband internet and software service method and apparatus. There is no assurance that these patents will be granted.

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

-- 15 --

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

We could experience theft of our products and credit card fraud, which could materially affect the operations of our business.

We have not experienced any material losses from theft to date but prepaid product users may attempt to obtain products without rendering payment to us by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. We utilize national credit card clearance systems for electronic credit card settlement. We generally bear the same credit risks normally assumed by other users of these systems arising from returned transactions caused by unauthorized use, disputes, theft or fraud. To minimize our financial exposure, we limit the total amount that a customer may charge to purchase a prepaid product and also limit the amount that a customer may charge within a specified time frame using any free-standing machine. Although we believe that our risk management practices and bad debt reserves are adequate, there can be no assurance that such practices and reserves will protect us from theft of products, fraud and credit card losses, any of which could have a material adverse effect on our business, financial condition and results of operations.

We can also incur fraud loss from fraudulent, improper or unauthorized use of Prepaid MasterCard credit cards being issued by alliances and joint ventures we may be or could become involved in. We have not experienced any material losses to date resulting from involvement in alliances or joint ventures that issue Prepaid MasterCard credit cards, although we are still in the early stages of product roll-out. To minimize our financial exposure, we closely monitor Prepaid MasterCard credit card usage to detect fraudulent, improper or unauthorized use as does the financial institution issuing the Prepaid MasterCard credit card under a license from MasterCard.

We depend on experienced management and key technical employees and if we are unable to retain or hire such management and key technical employees in the future, then our ability to improve and implement new systems could be adversely affected.

Our growth has placed, and is expected to continue to place, significant demands on all aspects of our business including our management, financial, technical and administrative personnel and systems. Our future operating results will depend upon our ability to manage growth, including improving and implementing new systems and attracting, retaining, training, managing and motivating skilled employees, particularly managers and other senior technical personnel. There can be no assurance that a sufficient number of skilled employees will continue to be available to us or that we will be successful in training, retaining and motivating current or future employees or that such employees will achieve expected levels of performance. In addition, as we increase our service offerings and expand our target markets, there will be additional demands on our sales and marketing resources. We also rely on outside contractors to install and maintain our free-standing machines. Our inability to find and contract with sufficiently experienced contractors could have a material adverse effect on our operations, including decreased free-standing machine placements and increased machine servicing costs.

-- 16 --

The loss of Josh Emanuel or other key employees would have a materially adverse effect on our business.

We believe that continued success will depend in large part upon the efforts and abilities of a number of key employees. In July 1999, we made management changes to promote employees, including the appointment of Josh Emanuel as President and Chief Executive Officer. The loss of the services of Mr. Emanuel or any one or more of our other key personnel could have a material adverse effect on our business. We have no written management agreement with Mr. Emanuel or any other key employees.

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

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors' ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

Our common shares are currently traded on the TSX Venture Exchange under the symbol "DTV" and on the OTC Bulletin Board of the National Association of Securities Dealers, under the symbol "DWVSF."

-- 17 --

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

We are affected by government regulations in the United States and Canada.

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

The telecommunications industry is highly regulated in the United States at the federal, state and local levels. Various international authorities may also seek to regulate the services provided or to be provided by us. In the United States, federal laws and the regulations of the Federal Communications Commission ("FCC") generally apply to interstate telecommunications, while state public utility commissions, public service commissions or other state regulatory authorities generally exercise jurisdiction over telecommunications that originate and terminate within the same state. In Canada, the telecommunications industry is regulated by the Canadian Radio, Television and Telecommunications Commission ("CRTC").

The FCC and state regulatory authorities in the United States and the CRTC in Canada may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, refund orders, injunctive relief, license conditions, and/or license revocation. The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to telecommunications companies. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our business, financial condition and results of operations.

United States. We are a switchless distributor of long distance telephone time purchased from carriers such as, but not limited to, AT&T. We believe that we are not regulated as a carrier because our name is not on our prepaid phone cards and the telephone number on the prepaid phone cards is that of the underlying, regulated carrier and not ours. Accordingly, we have not obtained any federal or state authorizations. To the extent that federal or state regulators enforce applicable laws and regulations differently, we may be found in violation of such laws or regulations and may be required to alter our business strategy.

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

-- 18 --

Pursuant to the Telecommunications Act of 1996, the FCC was granted the authority to implement certain policy objectives, including the establishment of the Universal Service Fund. The purpose of the Universal Service Fund is to subsidize the provision of local telecommunications services to low-income consumers, schools, libraries, health care providers and rural and insular areas that are costly to serve. Pursuant to a FCC order, Universal Service Fund contributions are generally equal to approximately four percent of a carrier's interstate and international gross revenues, and approximately one percent of its intra-state "end user" gross revenues, effective January 1, 1998. The FCC will adjust the amount of these contributions each calendar quarter, and they may increase significantly in future periods. Our underlying carriers may pass their respective costs through to us.

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

Prepaid MasterCard Credit Cards being issued by alliances and joint ventures we may be or could become involved in are issued under a license granted to the issuing financial institution by MasterCard. The program(s) are subject to MasterCard rules and regulations. The financial institution also must ensure that the program(s) comply with Bank Safety and Soundness regulations of the U.S. Office of the Comptroller of the Currency and all other U.S. Office of the Comptroller of the Currency regulations such as Privacy, Know Your Customer, Anti-Money Laundering and the Patriot Act to name a few. Our failure to comply could adversely affect our business plan and revenues if any required approvals are withdrawn.

Canada. We have a license to resell long distance telephone time from the CRTC, a federal body which regulates media and telecommunications in Canada. The CRTC has similar powers to the FCC in the U.S. Any telecommunications service provider in Canada is required to be licensed by the CRTC. We believe that we have all necessary CRTC licenses to carry on our business. Revenues generated from long distance and international communications operations are taxed according to set tariffs. The license that we have from CRTC is applicable for those who do not operate their own telecommunications facilities, and requires us to make contributions based on our revenues according to set tariffs.

In addition, most provinces charge provincial sales taxes on products and services. In some cases we are liable to collect the sales taxes and remit to the provinces. We believe we have taken adequate steps to collect and remit the sales taxes where necessary, but our failure to do so would result in us being liable for taxes owed, which could adversely affect our financial condition.

Some of our assets and some of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We are organized under the laws of the Yukon, Canada. Our principal executive office is located in British Columbia, Canada. However, outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, several of our officers and two of our directors reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States.

-- 19 --

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

Item 2. Properties

We do not own any real property.

We occupy approximately 15,000 square feet in Richmond, British Columbia for our executive offices, finance, customer support, product development and operations under a lease expiring on December 31, 2013. We also occupy approximately 6,200 square feet in Mississauga, Ontario under a lease which expires on January 31, 2011. DataWave Services (U.S.) Inc. occupies approximately 5,500 square feet in Wayne, New Jersey under a lease which expires May 31, 2010. We believe that our current lease arrangements provide adequate space for our foreseeable future needs as well as those of our subsidiaries.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Our common shares are traded on the TSX Venture Exchange, formerly Canadian Venture Exchange, under the symbol "DTV" and on the National Association of Securities Dealers Inc.'s Over-the-Counter Electronic Bulletin Board (OTC Bulletin Board) in the United States under the symbol "DWVSF".

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

-- 20 --

		TSX Venture (CDNX)		OTC BULLETIN BOARD
USD		High	Low	High	Low
Fiscal 2004
	First Quarter	$0.15	$0.11	$0.18	$0.10
	Second Quarter	$0.16	$0.12	$0.16	$0.11
	Third Quarter	$0.13	$0.10	$0.14	$0.09
	Fourth Quarter	$0.11	$0.08	$0.11	$0.08
Fiscal 2003
	First Quarter	$0.18	$0.10	$0.18	$0.10
	Second Quarter	$0.18	$0.08	$0.17	$0.09
	Third Quarter	$0.15	$0.09	$0.16	$0.09
	Fourth Quarter	$0.12	$0.09	$0.12	$0.08

As of June 27, 2004 there were 175 shareholders of record of our common shares.

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

-- 21 --

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an innovator and developer of prepaid and stored-value programs. We pioneered network systems ("The DataWave System") that allow for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid wireless time. This proprietary system works equally well over the Internet, or with various card activation devices. Our network systems have been designed to work both with the prepaid platforms of other parties, as well as telecommunication and financial switches. Our systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.

Management's Summary

Revenues for the year ended March 31, 2004 were $18,043,679 compared with $18,121,228 for fiscal 2003. While revenues were down only slightly the mix changed significantly with a decline in the traditional business of prepaid long distance revenues being offset by an increase in business from the successful implementation, and roll-out of our point-of-sale activation technology including new products such as prepaid cellular, prepaid internet products (such as music downloads) and transaction processing fees.

Gross margin for fiscal 2004 was $7,188,014, an increase of $1,223,138 over fiscal 2003. Gross margin percentage increased from 32.9% to 39.8%. While the gross margin earned in prepaid long distance decreased by $1,847,019 this was offset by increases in prepaid cellular margins of $1,493,826, fees and services margins of $1,142,896 and margins from other business of $318,828.

Operating costs and expenses, excluding cost of revenues, increased by $1,024,453 to $6,615,254 for fiscal 2004 compared with $5,590,801 for fiscal 2003 primarily due to increased technology and product development costs and depreciation expense associated with the investment in POSA terminals.

Net income for fiscal 2004 of $494,436 was $72,941 or 17% higher than fiscal 2003.

Market and economic conditions continued to affect our business in the United States with revenues declining 4.2% from last year.

Revenues in Canada and the United States are substantially dependent upon the number of unit placements and locations offering prepaid products. The following table lists the number of POSA terminals, free-standing machines (DTMs), over-the-counter units and traditional (or non-networked) machines in which our prepaid products are sold. The Company owns and operates POSA terminals, all free-standing machines, over-the-counter units and traditional vending machines.

-- 22 --

The following table reflects the growth of our business:

	2004	2003
Canada
POSA terminals (owned)	2,304	529
POSA terminals (serviced or host to host)	537	240

United States
DTMs	1,044	1,019
Traditional machine units	11	11
Over-the counter units (terminals)	250	303
POSA terminals (serviced or host to host)	106	-

Mexico
POSA terminals (serviced or host to host)	200	-

Total	4,452	2,102

Critical Accounting Policies and Estimates

The following accounting policies and estimates are the most important to our financial position and results of operations, because they require the exercise of significant judgment or the use of estimates.

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that the estimates we use are reasonable, however actual results could differ from those estimates.

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. Our accounting policies are set out in Note 2 of the accompanying consolidated financial statements.

Revenue and cost recognition. Our revenues are primarily generated from the resale of prepaid long distance and cellular telephone time. Most of our long distance and all our cellular calling cards and virtual vouchers or PINs are activated at the point-of-sale using our proprietary technologies. We recognize revenues when the following criteria are met:

-persuasive evidence of an arrangement exists

-delivery has occurred or services have been rendered

-the price is fixed or determinable, and

-collectibility is reasonably assured.

Our revenue in Canada is primarily from the sale of prepaid long distance and from the activation and dispensing of prepaid cellular PINs. Prepaid cellular PINs incur inventory risk. Inventory levels reflect the purchased value of the cost of the PIN and are managed to supply a level of ten days activations; the resulting accounts payable liability is paid within the normal terms offered by the supplier (including cash discounts for early payment). Where DataWave is not the primary obligor or does not incur significant unmitigated inventory or return risk, revenue is recorded at the date of sale on a net agency basis.

-- 23 --

The underlying sales arrangements entered into by us will impact the presentation of revenues, inventory, accounts receivable and resulting gross margin and working capital, respectively. Accounts receivable reflect the wholesale value of the PINs and are almost always collected within twenty days.

Most of our revenue in the United States is from the sale of prepaid long distance through our network of vending machines and is recorded on a net agency basis. Inventory risk (as the liability to the carrier is incurred at the point-of-sale) is not created. The related U.S. accounts receivable is the retail value of the product and is typically collected within two weeks of the sale; this is primarily cash in our vending machines which is collected on a regular basis.

Sales of company or custom branded cards where we incur significant inventory risk but do not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectibility of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and we have no significant continuing obligations.

Cost of revenues for prepaid long distance phone cards consists primarily of long distance telephone time, standard phone cards, net of amounts earned on early payments to suppliers and commissions to agents and site landlords. Direct costs are also associated with the DTM machines including direct production salaries, parts and accessories and costs to service the machines. Cost of revenues for transaction fees and services consists of network and communication service costs, costs of maintaining and supporting point-of-sale activation terminals and third party processing costs for transactions.

The presentation of the revenues of the majority of our business activities on a net agency basis impacts our financial statements. Where we obtain legal title to PIN and cellular time inventory but are not the primary obligor or incur significant unmitigated inventory or return risk our recording of inventory, the related trade payables and net agency revenue from its sale significantly impacts our financial statements.

Impairment of long-lived assets, including goodwill. We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Changes in estimates of cash flow may impact our determination of recoverability. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For each of the years ended March 31, 2004 and 2003, no such impairment losses were identified.

Deferred income taxes. We have significant tax assets relating to historical operating losses. Based on our assessment of the certainty of likelihood of realization we have recorded a full valuation allowance against such assets and have recorded no related tax asset. Future conditions that impact our assessment of such realization may impact the recognition of such assets.

-- 24 --

Significant New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. In December 2003, the FASB issued a revised interpretation ("FIN46R"). Under the revised interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The Company must apply the provisions to variable interests in entities created before February 1, 2003. The adoption of FIN 46R and FIN 46 did not have a material impact on the Company's operating results or financial condition in fiscal 2004.

Selected Financial Operating Data

	2004	2003
Revenue
Sales	61.8%	61.4%
Net agency sales	38.2%	38.6%
Total revenue	100.0%	100.0%

Operating costs and expenses
Cost of revenues	60.2%	67.1%
General and administrative	15.6%	14.9%
Selling and marketing	8.7%	8.2%
Product development	7.8%	6.1%
Depreciation and amortization	4.6%	1.6%
Total operating costs and expenses	96.9%	97.9%
Operating income	3.1%	2.1%
Other income	0.1%	0.1%
Equity loss from investee	(0.4)%	0.0%
Foreign exchange gain	0.3%	0.1%
Income before income taxes	3.1%	2.3%
Income taxes	(0.4)%	0.0%
Net income	2.7%	2.3%

-- 25 --

Revenues

Revenues decreased slightly to $18,043,679 for the year ended March 31, 2004 from $18,121,228 for the fiscal year ended March 31, 2003. The decrease is the result of a decline in traditional prepaid long distance revenues which is offset by significant increases in new business where activation and dispensing of prepaid cellular PINs is the primary product.

The new business has been developed for the Canadian marketplace and during fiscal 2004 we installed more than 1,750 terminals compared with 529 in the previous year. The installed base at March 31, 2004 was 2,304 with a further 537 host-to-host locations and distributor operated terminals. In March 2004, daily point-of-sale activations averaged 20,609 compared to the December 2002 daily average of 2,874 activations.

Gross proceeds for prepaid cellular and prepaid internet products were $57,825,057 in fiscal 2004 compared with $5,790,818 in fiscal 2003. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In fiscal 2004 net agency sales from this business were $1,666,956 compared with $61,523 in the previous year. This business generated transaction fees of $1,434,809 for fiscal 2004 compared with $138,085 in fiscal 2003.

Revenues in Canada were $10,870,809 for the year ended March 31, 2004 compared with $10,634,196 for fiscal 2003, an increase of $236,613 or 2%.

Revenues in Mexico were $97,968 for the year ended March 31, 2004. In October 2003, we signed an agreement with Alestra, the company that provides AT&T's broadband and added value services in Mexico. Alestra has agreed to use our point-of-sale authorization technology to sell prepaid phone cards.

Revenues in the United States were $7,172,870 for fiscal 2004 compared with $7,487,032 for fiscal 2003, a decrease of $314,162 or 4%. The decrease in revenues is a reflection of the travel slowdown in the U.S and more customers are using cellular phones for long distance needs. Point-of-sale and over-the-counter unit revenues declined as did promotional revenues.

Our ten largest customers accounted for 44% of revenues in fiscal 2004 compared with 44% in fiscal 2003. We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

Cost of Revenues

Cost of revenues was $10,855,665 or 60.2% of revenues, for the fiscal year ended March 31, 2004, compared to $12,156,352 or 67.1% of revenues, during the fiscal year ended March 31, 2003. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time and various services related to supplying and maintaining our network systems, including transaction processing costs. In the United States, additional costs are incurred for site commissions and servicing and maintaining our network of free standing machines.

Gross margin increased to $7,188,014 in fiscal 2004 compared with $5,964,876 in fiscal 2003. New business (prepaid cellular, prepaid internet products and transaction processing fees), which now accounts for 17% of total revenues, operates on a margin of 2% - 3% (but is accounted for on a net agency basis), compared with margins of 27% on prepaid long distance. Gross margin for the new business was $2,854,412 or 40% of the total in fiscal 2004. It is expected that the new business sales will continue to grow and become a larger contributor to gross margin in fiscal 2005.

-- 26 --

Gross margin on prepaid long distance was $3,987,074 for fiscal 2004 compared with $5,836,793 in fiscal 2003; margins fell from 33% in fiscal 2003 to 27% in fiscal 2004. Prepaid long distance accounted for 56% of the gross margin in fiscal 2004 compared with 98% in fiscal 2003, a decline of 42%; this reflects the shift in our business from traditional prepaid long distance to the new business. Prepaid long distance is expected to remain flat in Canada, but grow in the United States, in the next fiscal year.

General and Administrative

General and administrative expenses were $2,812,821 or 15.6% of revenues during fiscal 2004, compared to $2,704,411 or 14.9% of revenues during fiscal 2003.

The increase in costs in fiscal 2004 of approximately $110,000 results from the following changes:

-legal, accounting, audit and consulting fees increased by about $200,000. Additional costs were incurred for regulatory compliance;

-customer service and administrative costs for the new POSA business in Canada were approximately $80,000 higher than in the previous year;

-bank charges and processing fees decreased by about $40,000 due to the decline in business in the United States;

-travel expenses decreased by approximately $30,000 due to reduced travel in the United States;

-salaries decreased by approximately $160,000 as a result of executive management changes and a reduction in staff for service and support; and

-various other expenses increased by about $60,000.

Selling and Marketing Expenses

Selling and marketing expenses were $1,562,150 or 8.7% of revenues during fiscal 2004, compared with $1,492,623 or 8.2% of revenues during fiscal 2003. The increase is attributable to the increase of sales staff for the Canadian business.

Selling expenses consist primarily of salaries and the associated employee expenses.

Advertising expense for fiscal 2004 was $52,372 compared with a recovery of $143,736 in fiscal 2003. Costs of advertising and promotion for new product launches are charged back to suppliers; the recovery in 2003 was for product changes in the United States.

Product Development Expenses

Product development expenses increased $308,456 or 28% over last year. Expenses for the year ended March 31, 2004 were $1,405,248 or 7.8% of revenues compared with $1,096,792 (6.1% of revenues) during fiscal 2003.

During fiscal 2004, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with standalone terminals and development of host-to-host connections for certain customers.

-- 27 --

Development costs incurred after technological feasibility was established for programs associated with specific customers were deferred and will be amortized over the life of the agreements (March 31, 2004 - $49,335, 2003 - $Nil).

The rapid growth of our Canadian business required further development of transaction processing and reporting systems. Point-of-sale technology allows authorization or recharging of prepaid phone cards and sale of a prepaid wireless voucher or personal identification number, as well as offering real-time system monitoring and reporting. Costs of $43,208 for internal use software that have a useful life greater than one year and that support current and future business were capitalized and will be amortized on a 30% declining balance basis.

We completed re-engineering of our systems and utilities, consolidation of platforms, standardization of database messaging and structures and improved network availability and performance. We moved our cashcard production operations to a hosted facility in Vancouver that provides a more stable physical environment and better access to telecom resources. We also invested in new hardware for this facility. We created redundancy in our POSA operations by running a 2nd set of systems at a hosted facility in Vancouver.

Resources have also been focused on programs to develop new networks, platforms and relationships for supporting stored value card-based transaction programs and point-of-sale card programs. This results in increased operational support costs for the POSA roll-out in Canada.

Depreciation and Amortization

Depreciation and amortization expense increased to $835,035 or 4.6% of revenues for the year ended March 31, 2004 from $296,975 or 1.6% of revenues for the previous year. The increase is the result of our investment in POSA terminals and the supporting network infrastructure that started in November 2002 and will be depreciated on a straight line basis over three years. At March 31, 2004 we have installed 2,304 point-of-sale terminals in Canada and support another 537 locations with host-to-host network connections. Depreciation expense of $55,894 was incurred for the equipment acquired under capital lease arrangements.

Amortization of intangible assets was $98,232 for the year ended March 31, 2004, compared with $98,664 for the previous year. Intangible assets are comprised of customer lists acquired in the purchase of AT&T's Canadian prepaid card operations and are amortized on a straight-line basis over six years. Goodwill is not amortized. We evaluate the carrying value of goodwill for impairment at least annually by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets. The net book value of intangible assets at March 31, 2004 and 2003 were $378,529 and $442,510 respectively.

Provision for Income Taxes

We have consolidated net operating losses and capital losses which can be applied to reduce future taxable income. The realization of these losses is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly no accounting recognition has been given to these losses.

-- 28 --

Liquidity and Capital Resources

We have financed our operations, including development, from cash flow generated from our operating activities during fiscal 2004 and 2003. We have a working capital surplus of $83,320 at March 31, 2004 compared with a deficit of $13,584 at March 31, 2003. We use cash to pay trade payables, finance the expansion of our wholesale Canadian prepaid cellular and prepaid long distance phone operations.

Cash and cash equivalents at March 31, 2004 were $852,406 compared with $2,139,063 at March 31, 2003. Our operating activities consumed cash of $81,956 during the year ended March 31, 2004 compared with cash provided of $1,006,581 during the year ended March 31, 2003. The decrease in operating cash flow is due to:

-accounts receivable increased by $2,305,139, including $1,633,991 for sales of point-of-sale dispensed products. This is due to the growth in sales of prepaid cellular and is offset by;

-accounts payable and accrued liabilities increased by $1,812,949 including $1,478,832 for wireless products (PINs and cellular airtime). More favorable credit terms negotiated during the second and third quarters of 2004 with Canadian suppliers of cellular PINs increased the amounts due; and

-inventories increased by $1,009,052, primarily for prepaid cellular PINs products.

Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are paid within twenty days; as at April 30, 2004, all accounts receivable for cellular products outstanding at the end of the year had been paid. Inventories for cellular products are maintained at levels to support ten days sales and are turned over three times a month. We actively manage working capital - inventory, accounts receivable and accounts payable - by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2005 will be sufficient to finance our capital investments, primarily for additional POSA terminals.

By May 31, 2004 cash and cash equivalents had increased to $2,701,622 reflecting decreases in Accounts Receivable and Inventories as well as increases in Accounts Payable and Accrued Liabilities and working capital was $243,828.

Cash used for investing in capital expenditures for machinery and equipment was $1,170,118 in the year ended March 31, 2004 compared with $725,706 for last year.

The increase in the year is attributable to:

-purchase of terminals used to dispense point-of-sale prepaid cellular PINs in Canada. We completed installation of more than 1,750 point-of-sale terminals in Canada during the year which brings our total point-of-sale terminals installed in Canada to approximately 2,300;

-leasehold improvements for new office space; and

-infrastructure investments in a co-location facility to support new business initiatives for new prepaid products such as NextWave.

-- 29 --

The following table sets forth our best estimates for material long-term obligations as at March 31, 2004. Capital lease commitments for computing equipment and software systems are $189,667. Operating leases include commitments for office space, computers and office equipment. In January, 2004, we relocated our corporate offices in Richmond, British Columbia leasing 15,000 square feet for a ten year term.

The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. We expect that these commitments will become due in fiscal 2005. Our contractual obligations as of March 31, 2004 (including the new Richmond office space lease of approximately $153,000 a year) were:

Contractual	Payments Due by Period
Obligations		Less Than			After
	Total	One Year	1-3 Years	4-5 Years	5 Years
Capital Lease Obligations	$189,667	$64,641	$125,026	$-	$-
Operating Leases	2,527,728	301,271	954,508	345,776	926,173
Total Contractual Obligations	$2,717,395	$365,912	$1,079,534	$345,776	$926,173

Future Capital Needs and Resources

While there is no certainty that our general revenue will be sufficient to cover all of the anticipated expenses, we believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. In addition to current cash requirements, we have established NextWave, a joint venture with National Money Mart which will require an investment of our resources and may require the use of cash, and which is impacted by the available cash flow from operations.

We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point-of-sale prepaid cellular business in the Canadian market and possibly the U.S. market. Typical cash flow terms are net 30 days for the purchase of inventory from suppliers and net 7 to 14 days for collections from customers. Our limited credit facility from vendors limits our working capital and cash flows to expand the business. We negotiated extensions of credit with vendors during the second and third quarters of 2003. As this business expands, we will need to purchase additional inventory and point-of-sale terminals. A risk to our liquidity is that customers do not pay on-time creating a temporary negative cash flow situation. Furthermore, significant expansion of the wholesale point-of-sale prepaid cellular business in Canada is in part dependent upon expansion of credit limits from vendors to finance the purchase of PINs for inventory. Another risk to liquidity is the seasonality of revenues. Sales in the third and fourth fiscal quarters in both the U.S. and Canada are seasonally lower than the first and second quarters.

-- 30 --

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

Additionally, our working capital and capital requirements will depend upon numerous factors, including the level of resources that we devote to the continued development of our network systems and the development of new products and new technology, and the overall structure of potential future strategic alliances and acquisitions of products or other businesses.

We believe that projected revenues will provide us with sufficient cash resources and working capital to meet our ongoing obligations as they become due during the 2005 fiscal year.

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

Please refer to the Risk Factors section of Part 1, Item 1 - "Business" of this Annual Report for additional information on Risk.

Effect of Inflation

In our view, at no time during any of the last three fiscal years has inflation had a material impact on our sales, earnings or losses from operations, or net earnings.

Trend Information

The implementation and roll-out of point-of-sale technology in Canada is well established and we continue to increase market share for sale of prepaid products using our technologies. Sales of prepaid cellular PINs and revenues from POSA transaction fees are expected to increase. Currently our revenues from our sales arrangements require active management of working capital. Terms and conditions of future arrangements may impact the presentation of revenue and related working capital accounts. We expect to deploy terminals in Canada during the current fiscal year at a pace similar to last year.

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

Product development costs are expected to continue at similarly high levels due to the continued development of our network systems, the InOneCard.com web site, and the development of new products.

-- 31 --

Item 6A. Quantitative and Qualitative Disclosure about Market Risk

Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2004, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at March 31, 2004, the fair value would decline by an immaterial amount.

We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our U.S. dollar denominated cash and money market investments.

With a significant portion of revenues and operating expenses denominated in Canadian dollars, a sudden or significant change in foreign exchange rates could have a material effect on our future operating results or cash flows. We purchase goods and services in both Canadian and U.S. dollars and earn revenues in both Canadian and U.S. dollars. Foreign exchange risk is managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. We do not consider our market risk exposure relating to foreign currency exchange to be material, as we generally have sufficient cash outflows based in these currencies to largely offset the cash inflows based in these currencies, thereby creating a natural hedge.

-- 32 --

Item 7. Financial Statements and Supplementary Data

Our consolidated financial statements for the fiscal year ended March 31, 2004 and notes thereto are attached to this 10-KSB report.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with U.S. GAAP.

-- 33 --

Report of Independent Registered Chartered Accountants

The Shareholders

DataWave Systems Inc.

We have audited the consolidated balance sheets of DataWave Systems Inc. as at March 31, 2004 and 2003 and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Vancouver, Canada

May 26, 2004 (except as to Note 12, which is as of June 2, 2004)

-- 34 --

DATAWAVE SYSTEMS INC. CONSOLIDATED BALANCE SHEETS Years ended March 31, 2004 and 2003 (Expressed in United States dollars, except share amounts)
	2004	2003
Assets
Current
Cash and cash equivalents ................................................	$ 852,406	$ 2,139,063
Accounts receivable and other (Note 3 (a)) .........................	4,337,034	2,031,895
Inventories (Note 3 (b)) ...................................................	2,234,443	1,225,391
Prepaid expenses and deposits ...........................................	451,377	482,549
Deferred income taxes (Note 6) ........................................	-	79,000
Total current assets ............................................................	7,875,260	5,957,898
Restricted cash (Note 3 (c)) ................................................	54,000	54,000
Machinery and equipment, net (Note 3 (d)) ...........................	2,332,997	1,488,682
Deferred development costs (Note 3 (e)) ...............................	49,335	-
Other long term receivables (Note 7) ....................................	110,865	-
Goodwill (Note 3 (f)) ..........................................................	1,845,619	1,750,639
Intangible assets, net (Note 3 (f)) .........................................	378,529	442,510
Total assets ........................................................................	$ 12,646,605	$ 9,693,729

Liabilities
Current
Accounts payable and accrued liabilities (Note 3 (g)) ...........	$ 7,638,011	$ 5,825,062
Deferred revenue .............................................................	61,572	146,420
Current portion of capital lease obligations (Note 8) .............	64,641	-
Current portion of deferred inducement (Note 7) .................	27,716	-
Total current liabilities .........................................................	7,791,940	5,971,482
Capital lease obligations (Note 8) ..........................................	125,026	-
Deferred income taxes (Note 6) ...........................................	267,766	267,766
Deferred inducement (Note 7) ..............................................	280,835	-
Total liabilities ....................................................................	8,465,567	6,239,248
Commitments (Note 9)

Shareholders' equity
Common shares
Authorized
100,000,000 common shares, no par value
Issued
43,889,334 shares issued and outstanding at March 31, 2004 and March 31, 2003 .......................	15,006,743	15,006,743
Additional paid-in capital ......................................................	2,725,492	2,725,492
Accumulated other comprehensive income ............................	277,966	45,845
Accumulated deficit ............................................................	(13,829,163)	(14,323,599)
Total shareholders' equity ....................................................	4,181,038	3,454,481
Total liabilities and shareholders' equity .................................	$ 12,646,605	$ 9,693,729

APPROVED BY
"Josh Emanuel" Josh Emanuel, Director	"Alan Trope" Alan Trope, Director
See accompanying Notes to the Consolidated Financial Statements.

-- 35 -

DATAWAVE SYSTEMS INC. CONSOLIDATED STATEMENTS OF OPERATIONS Years ended March 31, 2004 and 2003 (Expressed in United States dollars, except share amounts)
	2004	2003
Revenue
Sales ...............................................................................	$ 11,144,952	$ 11,126,680
Net agency sales (Note 5) ................................................	6,898,727	6,994,548
Total revenue ......................................................................	18,043,679	18,121,228

Operating costs and expenses
Cost of revenues .................................................................	10,855,665	12,156,352
General and administrative ................................................	2,812,821	2,704,411
Selling and marketing ........................................................	1,562,150	1,492,623
Product development ........................................................	1,405,248	1,096,792
Depreciation and amortization ...........................................	835,035	296,975
Total operating costs and expenses .......................................	17,470,919	17,747,153
Operating income ................................................................	572,760	374,075
Other income ......................................................................	13,888	21,891
Equity loss from investee .....................................................	(64,491)	-
Gain on foreign exchange .....................................................	51,279	25,529
Income before income taxes ................................................	573,436	421,495
Income taxes (Note 6) .........................................................	79,000	-
Net income .........................................................................	$ 494,436	$ 421,495

Net income per share
Basic and diluted ..............................................................	$ 0.01	$ 0.01
Weighted-average number of common shares - basic and diluted ..................................................	43,889,334	43,889,334
See accompanying Notes to the Consolidated Financial Statements.

-- 36 --

DATAWAVE SYSTEMS INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended March 31, 2004 and 2003 (Expressed in United States dollars, except share amounts)
	Number of Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity

Balance, April 1, 2002	43,889,334	$15,006,743	$ 2,725,492	$ (23,010)	$(14,745,094)	$ 2,964,131
Net income		-	-	-	421,495	421,495
Foreign currency	-
translation adjustment		-	-	68,855	-	68,855
Comprehensive income						490,350

Balance, March 31, 2003	43,889,334	15,006,743	2,725,492	45,845	(14,323,599)	3,454,481
Net income		-	-	-	494,436	494,436
Foreign currency
translation adjustment ...		-	-	232,121	-	232,121
Comprehensive income ...	-					726,557

Balance, March 31, 2004	43,889,334	$15,006,743	$ 2,725,492	$ 277,966	$(13,829,163)	$ 4,181,038
See accompanying Notes to the Consolidated Financial Statements.

-- 37 --

DATAWAVE SYSTEMS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended March 31, 2004 and 2003 (Expressed in United States dollars, except share amounts)
	2004	2003
Operating activities
Net income ...................................................................	$ 494,436	$ 421,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	835,035	296,975
Equity loss from investee ................................................	64,491	-
Deferred income taxes .....................................................	79,000	-
Net change in non-cash operating assets and liabilities
Accounts receivable and other ........................................	(2,305,139)	76,559
Inventories .......................................................................	(1,009,052)	(1,780,511)
Prepaid expenses .............................................................	31,172	65,282
Accounts payable and accrued liabilities ........................	1,812,949	2,567,018
Deferred revenue .............................................................	(84,848)	(639,937)
Net cash (used in) provided by operating activities	(81,956)	1,006,881

Investing activities
Restricted cash ....................................................................	-	(24,000)
Deferred development costs ...............................................	(49,335)	-
Deferred inducements, net of related receivables ..............	197,686	-
Purchase of machinery and equipment ...............................	(1,170,118)	(725,706)
Net cash (used in) investing activities .................................	(1,021,767)	(749,706)

Financing activity
Repayment of capital lease obligations .............................	(182,934)	-
Net cash (used in) financing activity .....................................	(182,934)	-

(Decrease) increase in cash ...................................................	(1,286,657)	257,175
Cash and cash equivalents, beginning of period ...................	2,139,063	1,881,888
Cash and cash equivalents, end of period ..............................	$ 852,406	$ 2,139,063

Supplemental disclosure of cash flow information:
Income taxes paid ..................................................................	$ -	$ 1,520

Supplemental disclosure of non-cash financing and investing items
Equipment acquired under capital lease obligations ..........	$ 349,155	$ -
Tenant inducements for leased premises ...........................	$ 540,466	$ -
See accompanying Notes to the Consolidated Financial Statements.

-- 38 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

1. DESCRIPTION OF BUSINESS

DataWave Systems Inc. (the "Company" or "DataWave") sells and distributes prepaid products using proprietary systems for activating products at the point-of-sale. DataWave designs, develops, produces, owns and manages a proprietary, intelligent, automated, direct merchandising network (the "DataWave System"). The DataWave System is comprised of point-of-sale-activation ("POSA") terminals, free-standing "smart" machines ("DTMs"), and cash registers or web-based applications. All of these devices are connected to proprietary server and database systems through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing multiple prepaid products and services. In addition, DataWave sells prepaid calling cards and point-of-sale activated prepaid cellular PINs on a wholesale basis to certain retail operators and other customers.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

(a) Principles of consolidation

The consolidated financial statements include the accounts of DataWave and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

(b) Equity investment

In December 2002, DataWave entered into an agreement to invest in a new corporation called NextWave Card Corp ("NCC") that will develop and provide prepaid stored value programs.

DataWave accounts for this investment under the equity method and records its 50% share of income or loss as equity income (loss) from investee. For the year ended March 31, 2004, DataWave recorded an equity investment loss of $64,491 (2003 - $Nil).

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

-- 39 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d) Foreign currency translation

DataWave's functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the company operates. The accounts of the integrated wholly-owned subsidiary amounts denominated in foreign currencies are translated into United States dollars using the current method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at average rates for the period. Gains and losses are included in operations for the period in which they occur.

Where a subsidiary's functional currency is other than the U.S. dollar, translation adjustments may result from the process of translating that subsidiary's financial statements into U.S. dollars. These translation adjustments are not included in Net Income but are reported in Other Comprehensive Income, a separate component of Shareholders' Equity. Foreign currency exchange rate fluctuations between the U.S. and Canadian dollars in fiscal 2004 resulted in an increase in Other Comprehensive Income of $232,121 (in fiscal 2003 there was an increase of $68,855).

(e) Cash and cash equivalents

Cash and cash equivalents include cash deposited in DataWave's vending equipment, cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days.

(f) Restricted cash

Restricted cash consists of cash pledges with banks as collateral for letters of credit issued.

(g) Inventories

Inventories for cost of time for prepaid long distance and for prepaid cellular airtime are recorded at the lower of average cost or market value.

Inventories for prepaid pre-activated calling cards, related cards, promotional and other supplies are valued at the lower of average cost or market value. Component parts and supplies used in the assembly of machines and related work-in-progress are included in machinery and equipment. Slow moving and obsolete inventory is reviewed regularly and written down based on management's forecast of use over the next twelve months.

-- 40 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h) Revenue recognition

Revenues are recognized when the following criteria are met:
    persuasive evidence of an arrangement exists
    delivery has occurred or services have been rendered
    the price is fixed or determinable, and
    collectibility is reasonably assured.

In addition, the Company applies the following specific revenue recognition policies:

The Company's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time.

Sales of Company or custom branded cards where DataWave incurs inventory risk but does not provide the related telephone time are recognized on the gross basis on the date of sale to the consumer when title to the card transfers, collectibility of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and DataWave has no significant continuing obligations.

Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services have been rendered to the buyer, phone service is delivered and its cost determined, as the card is used or expires.

(i) Product development costs

Costs for the internal development of new software systems and substantial enhancements to existing software systems to be sold or used in the sale of products are expensed as incurred until technological feasibility has been established and revenue can be generated, at which time any additional costs are capitalized. These costs consist of payments made to third parties and the salaries of employees working on such product development. Amortization of product development costs commences with commercial production and is charged as an expense using the straight line method over the life of the contracts.

Research costs are charged as an expense in the period in which they are incurred.

-- 41 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Capitalized internal use software costs

DataWave capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized computer software costs are amortized using the straight-line method over a period of 3 years.

Software maintenance and training costs are expensed in the period in which they are incurred.

(k) Advertising costs and sales incentives

Effective April 1, 2002, the Company adopted the provisions of the FASB Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9"). Under EITF 01-9, the Company's sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. Previously, the Company included sales and other incentives as a component of Cost of revenues. For the year ended March 31, 2004, sales and other incentives included as a reduction of revenue totalled $169,577 (in fiscal 2003 $150,523 was reclassified from Cost of revenues).

Certain advertising and promotional incentives in which the Company exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in Cost of revenues.

The majority of the Company's advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred. For the years ended March 31, 2004 and 2003, advertising expense (recovery) totalled $52,372 and ($143,736) respectively.

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

-- 42 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Impairment of long-lived assets

The Company reviews annually its long-lived assets, other than goodwill, for impairment and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset.

(n) Goodwill and other intangible assets

In July 2002, the Company adopted SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.

SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, these amounts are subject to an annual fair-value based impairment assessment and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.

Other intangible assets comprised of customer lists is being amortized over 6 years, management's best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up.

(o) Financial instruments

(i) Fair value

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value at March 31, 2004 and 2003.

(ii) Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable, cash and cash equivalents. Concentration of credit risk with respect to trade accounts receivable is significant due to the high volume of revenues from a small customer base, primarily in Canada. This concentration of business increases the Company's risk associated with non-payment by these customers. The Company manages the risk by regular, ongoing credit evaluations, setting payment terms at seven days, and may require customers to provide collateral to reduce risk. DataWave places its cash and cash equivalents with several major financial institutions of high credit standing. The Company does not believe there is significant financial risk from non-performance by the holders of the Company's cash and cash equivalents.

-- 43 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) Financial instruments (continued)

(ii) Credit risk (continued)

At March 31, 2004, the top ten customers accounted for 71% of accounts receivable (2003 - 86%). The Company is also exposed to certain concentration of revenues and economic dependence (Note 5 (c)).

Accounts receivable also includes amounts due from contractors who collect cash from and service the Company's DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to the Company.

Write-offs of Accounts receivable balances were not significant in each of the years ended March 31, 2004 and March 31, 2003.

(iii) Foreign exchange risk

DataWave is exposed to foreign exchange risks due to revenues and costs denominated in Canadian dollars (Note 5 (c)).

(p) Income taxes

DataWave uses the deferred income tax asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recorded based on temporary differences between the carrying amounts of balance sheet items and their corresponding tax bases. In addition, the future benefit of income tax assets including unused tax losses are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such losses ultimately be utilized. The standards also require that the deferred income tax assets and liabilities be measured using enacted tax rates and laws that are expected to apply when the tax assets or liabilities are to be either settled or realized.

(q) Earnings per share

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

(r) Stock-based compensation

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"), amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

-- 44 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Stock-based compensation (continued)

The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the options on the date of grant; this compensation is amortized over the vesting period.

Pro forma information regarding net income and net income per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the models used reflect management's best estimate of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and using the following weighted-average assumptions:

	2004	2003
Expected life (years) ....................................	3.6	4.0
Expected volatility .......................................	95%	133%
Risk-free interest rate ...................................	3.8%	4.4%

The weighted-average estimated fair values of employee stock options granted during fiscal 2004 and 2003 were $0.05 and $0.13 per share, respectively.

-- 45 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Stock-based compensation (continued)

If the computed fair values of 2004 and 2003 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

	2004	2003
Net income - as reported .........................................	$ 494,436	$ 421,495
Add: Stock-based employee compensation expense included in reported net income .............................	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards ......................................................	(56,810)	(177,453)
Pro forma net income ..............................................	$ 437,626	$ 244,042

Net income per share - as reported
Basic and diluted ..................................................	$ 0.01	$ 0.01

Net income per share - pro forma
Basic and diluted ..................................................	$ 0.01	$ 0.01

(s) Comparative figures

Certain of the prior period's comparative figures have been reclassified to conform with the current period's presentation.

(t) Recently issued accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. In December 2003, the FASB issued a revised interpretation ("FIN46R"). Under the revised interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The Company must apply the provisions to variable interests in entities created before February 1, 2003. The adoption of FIN 46R and FIN 46 did not have a material impact on the Company's operating results or financial condition in fiscal 2004.

-- 46 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Recently issued accounting pronouncements (continued)

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's operating results or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities on the balance sheet. Previously, many of those financial instruments were classified as equity. The adoption of SFAS 150 did not have a material impact on the Company's operating results or financial condition.

In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106. This statement revises the required employers' disclosures relating to pension plans and other postretirement plans. The revised FAS 132 requires additional disclosures to those in the original FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company does not have a pension plan and there is no impact on the Company's operating results or financial condition.

On April 22, 2003, the FASB announced in its exposure draft its intention to require all companies to expense the fair value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. Although the new guidelines have not yet been released, it is expected that they will be finalized soon and be effective in 2004. When final rules are announced, the Company will assess the impact to its financial statements.

-- 47 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

3. BALANCE SHEET DETAILS

(a) Accounts receivable and other

	2004	2003

Trade accounts receivable - POSA	$ 2,397,403	$ 763,412
Trade accounts receivable - Other	1,193,320	1,065,213
Less allowance for doubtful accounts	(12,947)	(55,266)
Input tax credits receivable	557,396	211,198
Tenant inducements (Note 8)	166,297	-
Other receivables	35,565	47,338
	$ 4,337,034	$ 2,031,895

(b) Inventories

	2004	2003

Parts and supplies	$ 139,097	$ 141,825
Cards and long distance phone time	318,087	67,826
PINs and cellular time	1,777,259	1,015,740
	$ 2,234,443	$ 1,225,391

(c) Restricted cash

Restricted cash consists of two cash deposits pledged with banks for letters of credit issued in the amount of $30,000 and $24,000. The deposits mature December 12, 2004 and February 28, 2005, respectively, and bear interest at 4% per annum.

-- 48 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

3. BALANCE SHEET DETAILS (Continued)

    Machinery and equipment

Machinery and equipment consists of the following:

	2004
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment and software ...	$ 1,455,721	$ 672,496	$ 783,225
Office equipment ...........................	124,285	46,344	77,941
Other machinery and equipment ......	30,705	22,819	7,886
Parts, supplies, and components ......	332,078	-	332,078
Vending machines in assembly ........	28,764	-	28,764
Vending equipment ........................	3,320,775	3,246,951	73,824
POSA equipment ............................	1,001,559	286,612	714,947
Leasehold improvements .................	324,699	10,367	314,332
	$ 6,618,586	$ 4,285,589	$ 2,332,997

	2003
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment and software ...	$ 853,423	$ 456,838	$ 396,585
Office equipment ...........................	124,612	60,632	63,980
Other machinery and equipment ......	54,659	37,622	17,037
Parts, supplies, and components ......	580,802	-	580,802
Vending machines in assembly ........	54,816	-	54,816
Vending equipment ........................	2,923,258	2,890,353	32,905
POSA equipment ............................	401,825	66,971	334,854
Leasehold improvements .................	52,965	45,262	7,703
	$ 5,046,360	$ 3,557,678	$ 1,488,682

Vending machines in assembly includes vending machines being built as new vending machines, machines being refurbished and parts and supplies used in new and refurbished machines and as replacement parts for installed vending machines.

For the year ended March 31, 2004, the Company capitalized $43,208 of internal use software costs as computer software (2003 - $Nil).

Machinery and equipment at March 31, 2004, includes computing equipment and software with a net book value of $316,707 (2003 - $Nil) that was acquired under capital lease (Note 8).

-- 49 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

3. BALANCE SHEET DETAILS (Continued)

(e) Deferred development costs

During the year ended March 31, 2004 the Company finalized development projects to sell suppliers' products through point-of-sale activation terminals in the Canadian marketplace and to allow a distributor to sell the Company's products through its own terminals. Development costs incurred after agreements were signed to complete the projects have been deferred and will be amortized over the life of the agreements. Net deferred development costs at March 31, 2004, were $49,335 (2003 - $Nil).

(f) Goodwill and intangible assets

Intangible assets are comprised of goodwill and customer lists acquired in the purchase of AT&T's Canadian prepaid card operations. Although DataWave may intend to add customer names and other information to the list in the future, the expected benefits of the acquired customer list apply only to the customers on that list at the date of acquisition. Details of the cost and net book value of goodwill and other intangible assets are as follows:

	2004	2003

Goodwill ..............................................................	$ 1,845,619	$ 1,750,639

Intangible assets ..................................................	$ 657,342	$ 623,091
Less accumulated amortization .............................	278,813	180,581
Net intangible assets ............................................	$ 378,529	$ 442,510

Goodwill and intangible assets, net .........................	$ 2,224,148	$ 2,193,149

(g) Accounts payable and accrued liabilities

	2004	2003

Trade accounts payable - PINs and cellular time ....	$ 3,903,421	$ 2,424,589
Trade accounts payable - Other ............................	1,475,637	1,436,835
Accrued compensation and benefits ......................	83,965	265,639
Co-op and rebate accruals ....................................	256,140	300,313
Long-distance time accruals .................................	700,551	926,082
Other accrued liabilities ........................................	495,055	147,017
State, local, GST and other taxes payable ..............	723,242	324,587
	$ 7,638,011	$ 5,825,062

-- 50 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

4. COMMON SHARES

(a) Authorized

100,000,000 common shares without par value

(b) Share purchase options

Under the terms of the Stock Option Plan (the "Plan"), the Board of Directors may grant stock options to employees, officers, directors and independent consultants of DataWave and its subsidiaries for their contributions to DataWave. This includes options granted prior to the implementation of the Plan which were deemed to be re-granted under the Plan. Options granted under the Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for the shares of DataWave for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the Board granted the option. In no case will an optionee be granted an option where the number of shares that may be purchased pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of DataWave's issued and outstanding share capital as of the award date of the option being granted. On plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Plan and as at March 31, 2004, approximately 817,000 were available for issuance. A majority of outstanding stock options expired on April 4, 2004, such that 872,500 stock options remain outstanding.

The changes in stock options were as follows:

	Year ended March 31, 2004	Weighted Average Exercise Price	Year ended March 31, 2003	Weighted Average Exercise Price
Balance outstanding,
beginning of period ...........	4,971,484	$ 0.22	4,929,059	$ 0.20
Activity during the period
Options granted ...............	450,000	0.21	375,000	0.13
Options cancelled/
expired .........................	(972,582)	0.19	(332,575)	0.26
Balance outstanding,
end of period ...................	4,448,902	$ 0.22	4,971,484	$ 0.22

-- 51 -

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

4. COMMON SHARES (Continued)

(b) Share purchase options (continued)

As at March 31, 2004, the following options to acquire common stock were outstanding:

Number of Options	Number of Exercisable Options	Exercise Price	Expiry Dates

1,666,833	1,550,167	$ 0.13	April 4, 2004
			to July 31, 2007
1,913,000	1,847,169	0.14 - 0.29	April 4, 2004
			to July 31, 2007
351,319	351,319	0.38	April 4, 2004
200,000	200,000	0.52	April 4, 2004
317,750	317,750	0.57	April 4, 2004
4,448,902	4,266,405

5. BUSINESS SEGMENT INFORMATION

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

DataWave's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands where DataWave is not the primary obligor of the related phone service and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis.

-- 52 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

5. BUSINESS SEGMENT INFORMATION (Continued)

(a) Segmented information (continued)

DataWave has total revenues of sales and net agency sales, analysed by product, as follows:

	Prepaid Long Distance	Prepaid Cellular	Prepaid Internet Products	Fees and Service	Other	Total

Year ended March 31, 2004
Sales
Canada	7,668,077	-	-	1,434,809	-	9,102,886
Mexico	-	-	-	-	97,968	97,968
U.S.	1,618,561	-	-	-	325,537	1,944,098
Sales	9,286,638	-	-	1,434,809	423,505	11,144,952
Net agency sales
Canada	-	57,633,025	192,032	-	-	57,825,057
Mexico	-	-	-	-	-	-
U.S.	6,076,834	-	-	-	-	6,076,834
Gross proceeds
received on agency sales ..	6,076,834	57,633,025	192,032	-	-	63,901,891
Less payments to suppliers .	(848,063)	(55,977,676)	(177,425)			(57,003,164)
Net agency sales	5,228,771	1,655,349	14,607	-	-	6,898,727
Total revenue
Canada	7,668,077	1,655,349	14,607	1,434,809	-	10,772,842
Mexico	-	-	-	-	97,968	97,968
U.S.	6,847,332	-	-	-	325,537	7,172,869
Total revenue	14,515,409	1,655,349	14,607	1,434,809	423,505	18,043,679
Cost of revenues .	10,525,635	-	-	250,353	79,677	10,855,665
Gross profit	$ 3,989,774	$ 1,655,349	$ 14,607	$ 1,184,456	$ 343,828	$ 7,188,014

Year ended March 31, 2003
Sales
Canada	10,434,588	-	-	138,085	-	10,572,673
Mexico	-	-	-	-	-	-
U.S.	518,911	-	-	-	35,096	554,007
Sales	10,953,499	-	-	138,085	35,096	11,126,680
Net agency sales
Canada	-	5,790,818	-	-	-	5,790,818
Mexico	-	-	-	-	-	-
U.S.	8,714,037	-	-	-	-	8,714,037
Gross proceeds
received on agency sales ..	8,714,037	5,790,818	-	-	-	14,504,855
Less payments to suppliers .	(1,781,012)	(5,729,295)	-			(7,510,307)
Net agency sales	6,933,025	61,523	-	-	-	6,994,548
Total revenue
Canada
Mexico	10,434,588	61,523	-	138,085	-	10,634,196
U.S. .	-	-	-	-	-	-
U.S.	7,451,936	-	-	-	35,096	7,487,032
Total revenue ..	17,886,524	61,523	-	138,085	35,096	18,121,228
Cost of revenues	12,049,731	-	-	96,525	10,096	12,156,352
Gross profit	$ 5,836,793	$ 61,523	$ -	$ 41,560	$ 25,000	$ 5,964,876

-- 53 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

5. BUSINESS SEGMENT INFORMATION (Continued)

    Geographic information

DataWave has long-lived assets and has earned revenue from sales to customers in the following geographic locations:

	2004		2003
		Long-Lived		Long-Lived
	Revenue	Assets	Revenue	Assets

Canada ..............	$ 10,772,842	$ 4,481,941	$ 10,634,196	$ 3,488,831
Mexico ..............	97,968	-	-	-
United States .....	7,172,869	124,539	7,487,032	247,000
	$ 18,043,679	$ 4,606,480	$ 18,121,228	$ 3,735,831

Long lived assets consist of machinery and equipment, goodwill and other intangible assets.

    Concentration of revenues and economic dependence

The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the year ended March 31, 2004, the top ten customers accounted for 44% of revenues (2003 - 44%). The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

6. INCOME TAXES

The approximate effects of each type of temporary difference that gives rise to the deferred tax assets are as follows:

- 54 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

	Year ended March 31,
	2004	2003
Deferred income tax assets:
Operating losses carried forward ..................................	$ 1,527,004	$ 2,510,333
Capital losses carried forward ......................................	-	115,469
Machinery and equipment ............................................	195,507	132,235
Intangible assets ..........................................................	41,746	(57,810)
Total deferred income tax assets .....................................	1,764,257	2,700,227
Valuation allowance for deferred income taxes ................	(1,764,257)	(2,621,227)
Net deferred income taxes ..............................................	$ -	$ 79,000

-- 55 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

6. INCOME TAXES (Continued)

The difference in income tax expense due to differences between the Canadian statutory federal income tax rate and DataWave's effective income tax rate applied to income before income taxes was as follows:

	Year ended March 31,
	2004	2003

Combined basic Canadian federal and provincial tax rates	35.9%	37.1%

Income taxes based on above ............................................	$ 207,634	$ 156,375
Tax benefit not recognized on current year losses ...............	40,560	48,214
Benefit on application of loss carry-forwards and other
tax assets not previously recognized ................................	(169,194)	(176,006)
Lower rate on income of U.S. affiliates ..............................	-	(28,583)
Income tax expense ..........................................................	$ 79,000	$ -

As at March 31, 2004, DataWave and its subsidiaries have accumulated net operating losses and capital losses which they can apply against future earnings. The portion of the net operating losses and capital losses carried forward for tax purposes which has not been recognized in the financial statements amounts to approximately $4.9 million and $1.0 million, respectively. The net operating loss carry forwards commenced expiring in 2003 and the capital loss carry forwards expire in fiscal year 2005.

7. DEFERRED INDUCEMENT

In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. The agreement included cash inducements for leasehold improvements of $277,162, of which $166,297 is recorded as a current receivable and $110,865 is recorded as a long term receivable. Also included were inducements for free rent. At March 31, 2004, the deferred rent inducement was $308,551 less the current portion of $27,716 (2003 - $Nil).

-- 56 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

8. CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease are as follows:

2005 ............................................	$ 78,259
2006 ............................................	78,259
2007 ............................................	56,174
Total minimum lease payments .....	212,692
Less: amount representing interest	23,025
189,667
Less: current portion ....................	64,641
Balance of obligation ....................	$ 125,026

9. COMMITMENTS

DataWave has the following future minimum payments with respect to capital lease obligations and operating leases for office space, computer and office equipment:

2005 ............................................	$ 365,912
2006 ............................................	417,225
2007 ............................................	365,577
2008 ............................................	296,732
2009 ............................................	345,776
Thereafter ...................................	926,173
$ 2,717,395

Rent expense for the year ended March 31, 2004, was $241,763 (2003 - $152,589).

10. RELATED PARTY TRANSACTIONS

An officer made a $500,000 secured interest-bearing loan to a supplier in September 2002. A portion of the loan remains outstanding at March 31, 2004. The loan became due at March 31, 2003 but, at the discretion of the lender, the loan was extended on a month-to-month basis at the original terms.
  DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) which, in these consolidated financial statements, differ in certain material respects with those in Canada (Canadian GAAP).

These consolidated financial statements, as presented in accordance with U.S. GAAP, are presented in accordance with Canadian GAAP, and are as follows:

-- 57 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

  DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

CONSOLIDATED BALANCE SHEETS
	As at
	March 31,	March 31,	March 31,
	2004	2003	2003
			Comparative as
			Previously Reported
	(US GAAP)	(US GAAP)	(Canadian GAAP)
Assets
Current
Cash and cash equivalents ..................................................	$ 852,406	$ 2,139,063	$ 2,139,063
Accounts receivable and other ...........................................	4,337,034	2,031,895	2,031,895
Inventories	2,234,443	1,225,391	1,225,391
Prepaid expenses and deposits ...........................................	451,377	482,549	482,549
Deferred income taxes	-	79,000	79,000
Total current assets .	7,875,260	5,957,898	5,957,898
Restricted cash	54,000	54,000	54,000
Machinery and equipment, net	2,332,997	1,488,682	1,486,412
Deferred development costs	49,335	-	-
Other long term receivables	110,865	-	-
Goodwill ..	1,845,619	1,750,639	1,721,200
Intangible assets	378,529	442,510	419,337
Total assets	$ 12,646,605	$ 9,693,729	$ 9,638,847
Liabilities
Current
Accounts payable and accrued liabilities ..........................	$7,638,011	$ 5,825,062	$ 5,825,062
Deferred revenue	61,572	146,420	146,420
Current portion of capital lease obligations ......................	64,641	-	-
Current portion of deferred inducement .............................	27,716	-	-
Total current liabilities .	7,791,940	5,971,482	5,971,482
Capital lease obligations	125,026	-	-
Deferred income taxes	267,766	267,766	267,766
Deferred inducements	280,835	-	-
Total liabilities	8,465,567	6,239,248	6,239,248
Shareholders' equity
Common shares
Authorized: 100,000 common shares, no par value
Issued
43,889,334 and 43,889,334 shares issued and outstanding
at March 31, 2004 and 2003 respectively	15,006,743	15,006,743	15,006,743
Additional paid in capital	2,725,492	2,725,492	-
Contributed surplus	-	-	933,738
Accumulated other comprehensive income ...........................	277,966	45,845	-
Accumulated deficit .	(13,829,163)	(14,323,599)	(12,540,882)
Total shareholders' equity	4,181,038	3,454,481	3,399,599

Total liabilities and shareholders' equity	$ 12,646,605	$ 9,693,729	$ 9,638,847

-- 58 --

11. DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2004	2003	2003
			Comparative as
			Previously Reported
	(US GAAP)	(US GAAP)	(Canadian GAAP)
Revenue
Sales	$ 11,144,952	$ 11,126,680	$ 11,126,680
Net agency sales	6,898,727	6,994,548	6,994,548
Total revenue	18,043,679	18,121,228	18,121,228

Operating costs and expenses
Cost of revenues	10,855,665	12,156,352	12,156,352
General and administrative	2,812,821	2,704,411	2,704,411
Selling and marketing	1,562,150	1,492,623	1,492,623
Product development	1,405,248	1,096,792	1,096,792
Depreciation and amortization	835,035	296,975	306,012
Total operating costs and expenses	17,470,919	17,747,153	17,756,190

Operating income	572,760	374,075	365,038
Other income	13,888	21,891	21,891
Equity loss from investee	(64,491)	-	-
Gain on foreign exchange	51,279	25,529	25,529
Income before income taxes	573,436	421,495	412,458

Income taxes	79,000	-	-
Net income	$ 494,436	$ 421,495	$ 412,458

Net income per share
Basic and diluted	$ 0.01	$ 0.01	$ 0.01

-- 59 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

11. DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

The following is a reconciliation of the financial position and results of operations of the Company under U.S. GAAP and Canadian GAAP:

Consolidated Balance Sheets

	March 31,	March 31,
	2004	2003

Total assets, U.S. GAAP .....................................	$ 12,646,605	$ 9,693,729
Effect of foreign currency translation adjustment ...
Machinery and equipment ...................................	(81,885)	(2,270)
Goodwill ............................................................	(124,419)	(29,438)
Other intangible assets .......................................	(57,424)	(23,174)
Total assets, Canadian GAAP ..............................	$ 12,382,877	$ 9,638,847

Total liabilities, U.S. GAAP and Canadian GAAP	$ 8,465,567	$ 6,239,248

Shareholders' equity, U.S. GAAP .........................	$ 4,181,038	$ 3,454,481
Effect of foreign currency translation adjustment ...
Accumulated deficit ....................................	14,238	(9,038)
Other comprehensive income .......................	(277,966)	(45,844)
Total shareholders' equity, Canadian GAAP ..........	$ 3,917,310	$ 3,399,599

Consolidated Statements of Operations

	Year ended March 31
	2004	2003

Net income for the period, U.S. GAAP ....................	$ 494,436	$ 421,495
Effect of foreign currency translation adjustment
Depreciation and amortization ........................	23,275	(9,037)
Net income for the period, Canadian GAAP ..............	$ 517,711	$ 412,458

Basic and diluted income per share
under Canadian GAAP .........................................	$ 0.01	$ 0.01

Consolidated Statements of Cash Flows

There are no material differences between U.S. and Canadian GAAP which affect the statements of cash flows for the current or prior year.

-- 60 --

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2004 and 2003
(Expressed in United States dollars)

11. DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

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

(b) Future income taxes

Under U.S. GAAP tax rates applied in the calculation of future income taxes are those rates that are passed into law. Under Canadian GAAP substantially enacted rates are used. The Company has determined that there is no material effect on the consolidated financial statements.

(c) Goodwill and other intangible assets

There are no material differences between U.S. and Canadian GAAP which affect the recording of goodwill and other intangible assets except as provided for foreign currency translation and as recorded in the reconciliation between U.S. and Canadian GAAP.

(d) Stock-based compensation

Under U.S. GAAP the Company accounts for stock-based compensation, as outlined in Note 2 (s), in accordance with the intrinsic value method where compensation is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the option on the date of grant; this compensation is amortized over the vesting period.

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

There are no material differences between U.S. and Canadian GAAP which affect the disclosure of stock based compensation in Note 2 (s).

  SUBSEQUENT EVENTS

On April 23rd, 2004 DataWave announced that it signed a Letter Agreement with Integrated Data Corp. ("IDC") whereby IDC will acquire DataWave by merger in which shareholders of DataWave will be issued shares of IDC in exchange for all the issued and outstanding shares of DataWave. The proposed merger is subject to a number of conditions including the approval of DataWave shareholders and regulatory approvals. A Definitive Agreement was approved and signed on June 2, 2004.

-- 61 --

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Senior Management

The names of the directors and executive officers of our company, their positions and functions in our company, the periods during which they have served as directors and/or executive officers of our company are set out below.

-- 62 --

Name	Position Held with the Company	Age	Date First Elected or Appointed
Joshua Emanuel	Chief Executive Officer, Director	54	Chairman of the Board of Directors - July 2002 Director - July 1999
Ronald Bozek	Vice President, Sales US	65	July 1999
John Gunn	General Manager Chief Financial Officer, Secretary	61	July 1999 March 2003
David Knox	Vice President, Chief Technology Officer	42	April 2000
David Linton	Vice President, Sales and Marketing Canada	47	February 2003
William Turner	Vice President, Business Development	43	July 1999
John Adiletta	Director	55	December 2003
Vijay Fozdar	Director	54	September 2003
Graham Jackson	Director	61	July 2003
Alan Trope	Director	37	November 2002

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

JOHN GUNN

Mr. Gunn is responsible for the financial management and supervision of the affairs and business of our company. As well, he is responsible for the North American operations of our company. He has been with us since 1997.

-- 63 --

DAVID KNOX

Mr. Knox is responsible for our research and development efforts and management of our technology infrastructure and has been with us since April 2002. Prior to that, he was Vice President of Operations of Automated Technology Machines Incorporated from 1995 to 2000.

DAVID LINTON

Mr. Linton is responsible for our Canadian business sales and marketing efforts. He was Business Development Manager of DataWave Prepaid Card Company and predecessor phone card companies from 1997 to present.

BILL TURNER

Mr. Turner is responsible for our overall business development and marketing efforts; he has been with us since 1993.

JOHN ADILETTA

Mr. Adiletta is Principal of PCS Management Group, based in Bernardsville, New Jersey. As an experienced executive in the telecommunications industry, Mr. Adiletta brings expertise in managing for high growth and capital intensive operations to DataWave's Board.

VIJAY FOZDAR

Mr. Fozdar is CEO and a Director of AsiaDemand, Inc., a China-based distribution and technology transfer firm. He is Vice Chairman of OilChina, a subsidiary of China National Petroleum Corporation and Vice-Chairman of Sino-ChangChing, both AsiaDemand joint ventures. Mr. Fozdar is also Senior Managing Director of Bristol WorldSource, Inc., an M&A advisory firm.

GRAHAM JACKSON

Mr. Jackson is Chairman of KK Finefoods Ltd. in the UK and Marketing Director of Links Leisure Ltd. He is a continual visitor to Europe on business and has held various senior executive positions in both Public and Private companies in the United Kingdom.

ALAN TROPE

Mr. Trope is a director and CFO of Niagara Solutions Ltd. Qualified as a Chartered Accountant in South Africa, he has held senior financial positions with companies in the UK and South Africa. Mr. Trope resides in London, England.

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

Board Practices

All directors are elected for a one-year term. All officers serve at the pleasure of the board of directors. We held our 2003 Annual General Meeting on July 28, 2003. Our next Annual General Meeting of the stockholders has not yet been scheduled.

-- 64 --

COMMITTEES OF THE BOARD OF DIRECTORS

Standing committees of the Board include an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

AUDIT COMMITTEE

In the year ended March 31, 2004, there were four meetings held by the Audit Committee. The Audit Committee was formed in May 2000. The Audit Committee currently consists of Messrs. Fozdar, Adiletta and Trope. Mr. Fozdar is the Chair of the Audit Committee and is a non-employee director of our company. Messrs. Adiletta and Trope are also non-employee directors of our company. All of the members of the Audit Committee are independent as defined by Rule 4200(a)(14) of the NASD Rules. This committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of accounting, financial, and operating controls; to recommend annually to the Board the selection of the independent auditors; to consider proposals made by the independent auditors for consulting work; and to report to the Board, when so requested, on any accounting or financial matters. The Board adopted a charter for the Audit Committee in September 2000.

COMPENSATION COMMITTEE

In the year ended March 31, 2004, there was one meeting held by the Compensation Committee. The Compensation Committee was formed in May 2000. The Compensation Committee currently consists of Messrs. Emanuel, Fozdar, Adiletta and Jackson. Mr. Fozdar is the Chair of the Committee and is a non-employee director of our company. Messrs. Adiletta and Jackson are also non-employee directors of our company. The Compensation Committee reviews and approves annual salaries, bonuses and other forms and items of compensation for senior officers and employees. Except for plans that are, in accordance with their terms or as required by law, administered by the Board or another particularly designated group, the Compensation Committee also administers and implements all of stock option and other stock-based and equity-based benefit plans (including performance-based plans), recommends changes or additions to those plans, and reports to the Board on compensation matters.

CORPORATE GOVERNANCE COMMITTEE

In the year ended March 31, 2004, there was one meeting held by the Corporate Governance Committee. We established a Corporate Governance and Nominating Committee in March 2003. The Corporate Governance Committee recommends to the Board the adoption of corporate governance guidelines similar to those recommended by the Toronto Stock Exchange to its listed companies. Under the guidelines, the Board adopts a strategic planning process, which also identifies the principal risks of our business and ensures the implementation of an appropriate system to manage these risks. The Board is working towards aligning itself with these guidelines and similar corporate governance rules proposed by the U.S. Securities and Exchange Commission and as required by the Sarbanes-Oxley Act of 2002.

The Board itself monitors the effectiveness of senior management and the Corporate Governance Committee of the Board identifies and reports on candidates to be nominated to the Board.

-- 65 --

ADVISORY BOARD

In March 2003 the Board of Directors appointed an Advisory Board whose function is to advise the Board of Directors on issues as requested by the Directors. The Advisory Board consisted of Abe Carmel, Vijay Fozdar and Bernard Pinsky and met three times during April to June 2003. The members of the Advisory Board are compensated with stock options. Mr. Fozdar was appointed to the Board of Directors in December 2003.

Options

Under the terms of our Stock Option Plan, the board of directors may grant stock options to employees, officers, directors and independent consultants of our company and our subsidiaries for their contributions to our company. This includes options granted prior to the implementation of the Stock Option Plan which were deemed to be re-granted under the Stock Option Plan. Options granted under the Stock Option Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the board of directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for our shares for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the board granted the option. In no cases will an optionee be granted an option where the number of shares that may be purchased by an optionee pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of our issued and outstanding share capital as of the award date of the option being granted. On Stock Option Plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Stock Option Plan and at March 31, 2004 approximately 817,000 were available for issuance. As of March 31, 2004, stock options in respect of 4,448,902 shares of our common stock were outstanding, of which 2,528,879 were issued to directors and officers of our company. However, a majority of outstanding stock options expired on April 4, 2004 such that on April 5, 2004, 872,500 stock options remained outstanding.

The following table sets forth the individual grants of options to purchase shares of our common stock made to each of the officers and directors as of March 31, 2004, priced in Cdn $:

-- 66 --

Optionee	Number of Shares Issuable Upon Exercise of Options	Exercise Price Per Share (Cdn.)	Expiration Date
Joshua Emanuel	1,020,500 184,500	$0.20 $0.20	April 4, 2004 April 4, 2004
Ronald Bozek	75,000 25,000 31,094	$0.20 $0.83 $0.57	April 4, 2004 April 4, 2004 April 4, 2004
John Gunn	100,000 50,000 23,769	$0.20 $0.83 $0.57	April 4, 2004 April 4, 2004 April 4 , 2004
David Knox	100,000 200,000 200,000	$0.20 $0.76 $0.30	July 31, 2007 April 4, 2004 April 4, 2004
David Linton	50,000	$0.28	July 18, 2005
William Turner	111,000 14,000 25,000 19,016	$0.20 $0.22 $0.83 $0.57	April 4, 2004 April 4, 2004 April 4, 2004 April 4, 2004
John Adiletta	100,000	$0.29	July 31, 2007
Vijay Fozdar	50,000 50,000	$0.25 $0.29	July 31, 2005 July 31, 2007
Graham Jackson	100,000	$0.29	July 31, 2007
Alan Trope	100,000	$0.29	July 31, 2007

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

-- 67 --

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation

Particulars of compensation paid to:

(a) our chief executive officer;

(b) each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 (Cdn$135,000) per year; and

(c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed financial year.

(The "Named Executive Officers") for each of our three most recently completed fiscal years are set out in the summary compensation table as follows:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Position of Principal	Fiscal Year Ending	Salary (U.S. $)	Bonus	Other Annual Compen-sation (1)	Securities Under Options Granted	Restricted Shares or Restricted Share Units	LTIP Pay- Outs	All Other Compen- sation
Josh Emanuel President and CEO	2004 2003 2002	$222,000 $204,252 $200,000	Nil Nil Nil	Nil Nil Nil	Nil Nil 184,500	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil
David Knox Vice President, Chief Technology Officer	2004 2003 2002	$165,000 $156,667 $150,000	Nil $9,000 Nil	Nil Nil Nil	Nil 100,000 400,000	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil
John Gunn General Manager, CFO	2004 2003 2002	$111,376 $78,074 $77,261	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	N/A N/A N/A	Nil Nil Nil
Ronald Bozek Vice President, Sales US	2004 2003 2002	$117,200 $113,333 $110,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

-- 68 --

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

Options Grants in the Last Fiscal Year

During the most recently completed fiscal year, no stock options were granted to the Named Executive Officers.

Aggregated Option Exercised in the Last Fiscal Year and Fiscal Year End Option Values

The following table shows aggregate exercise of options to purchase our common shares in fiscal 2004 by the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at fiscal year end (#) Exercisable /Unexercisable		Value of Unexercised In-the -Money Options/SARs at fiscal year end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joshua Emanuel	Nil	Nil	1, 205,000	-	$0	$0
David Knox	Nil	Nil	500,000	-	$0	$0
John Gunn	Nil	Nil	173,769	-	$0	$0
Ronald Bozek	Nil	Nil	131,094	-	$0	$0
David Linton	Nil	Nil	50,000	-	$0	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of March 31, 2004 ($0.09 per share on the OTC Bulletin Board) and the exercise price of the individual's options.

Termination of Employment, Change in Responsibilities and Employment Contracts

No employment contracts exist between us and the Named Executive Officers.

-- 69 --

There are no compensatory plans or arrangements with respect to the Named Executive Officers resulting from the resignation, retirement or other termination of employment or from a change of control.

Compensation of Directors

Compensation for the Named Executive Officers has already been disclosed above.

We currently compensate our independent directors with annual cash compensation of $16,000. Non-employee directors are also granted 100,000 incentive stock options on election. Employee directors are granted incentive stock options based on annual performance reviews. All stock option grants during fiscal 2004 made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

We had no other standard arrangement pursuant to which directors are compensated by us for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the TSX Venture Exchange.

During the most recently completed financial year, we granted 350,000 stock options to our directors.

Management Contracts

Management functions of our company are substantially performed by directors or executive officers of our company and not, to any substantial degree, by any other person with whom we have contracted. There are no written agreements with our executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Major Shareholders

A major shareholder is a shareholder owning directly or indirectly more than 5% of our issued shares.

As of March 31, 2004 there were 43,889,334 common shares of our company issued and outstanding. As of that date we had 175 registered holders of our common shares, 143 of whom were residents of the United States. The total shareholdings of such U.S. shareholders of record as of March 31, 2004 were 28,311,190 common shares representing 65% percent of our issued and outstanding capital.

As at March 31, 2004, to the best of our knowledge, only the following beneficially own, directly or indirectly, more than 5% of the issued shares of our company. To the best of our knowledge, there are no voting arrangements with other shareholders of our company.

Name and Address of Shareholder	Number of Common Shares Beneficially Owned	Percentage of Issued Share Capital
Integrated Data Corp. (1) 625 West Ridge Pke Conshohocken, PA USA 19428	21,976,381	50.07%

(1) Management is unaware of all the beneficial owners of the shares of Integrated Data Corp. Ltd., A Delaware company whose shares trade on the non-NASDAQ OTCBB.

All of our shares have the same voting rights.

-- 70 --

Security ownership of management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Joshua Emanuel Wayne, New Jersey	1,755,000	3.9%
John Gunn North Vancouver, British Columbia	223,769	*%
William Turner Tsawwassen, British Columbia	257,016	*%
Ronald Bozek Bedminster, New Jersey	131,094	*%
David Knox Point Roberts, Washington	433,334	*%
David Linton Brampton, Ontario	19,667	*%
John Adiletta Bernardsville, New Jersey	100,000	*%
Vijay Fozdar Chino Hills, California	100,000	*%
Graham Jackson Corwen, Wales	100,000	*%
Alan Trope London, England	230,000	*%

Directors and Executive Officers as a Group	3,317,713(2)	7.2%

* less than 1%

(1) Based on 43,889,334 shares of common stock issued and outstanding as of June 25th, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 2,528,879 shares of common stock, exercisable within sixty days.

-- 71 --

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c )
Equity compensation plans approved by security holders	5,370,000	Cdn $0.22	817,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	5,370,000	$0.22 Cdn	817,000

Item 12. Certain Relationships and Related Transactions.

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

During fiscal 2004 we agreed to indemnity our officers and directors from liabilities or costs arising from their acting as director or officers or from conducting their duties on behalf of our company.

An officer made a $500,000 secured interest-bearing loan to a supplier in September 2002. A portion of the loan remains outstanding at March 31, 2004. The loan became due at March 31, 2003 but, at the discretion of the lender, the loan was extended on a month-to-month basis at the original terms.

-- 72 --

Item 13. Principal Accounting Fees and Services

The following is a summary of the aggregate fees billed to us in fiscal 2004 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, including Deloitte Consulting, which are collectively referred to below as Deloitte & Touche.

		March 31,	March 31,
		2004	2003

Audit Fees
	Annual audit fee	$ 77,605	$ 112,165
	Quarterly reviews	29,564	14,152
	Total audit fees	$ 107,169	$ 126,317

Audit Related Services
	Assistance with due diligence	$ 13,378	$ -
	AICPA SAS 70 third party review	22,173	-
	Total audit related services	$ 35,551	$ -

Total		$142,720	$126,317

-- 73 --

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
10.3

Form of Indemnity Agreement, dated February 21, 2001, between DataWave Systems Inc. and each of the following individuals: Joshua Emanuel, John Gunn, David Knox, William J. Turner and Ronald A. Bozek (2)

10.4**	Indemnity Agreement between DataWave Systems Inc. and Alan Trope dated May 20, 2003
10.5**	Indemnity Agreement between DataWave Systems Inc. and Graham Jackson dated May 20, 2003
10.6**	Indemnity Agreement between DataWave Systems Inc. and Vijay Fozdar dated December 15, 2003
10.7**	Indemnity Agreement between DataWave Systems Inc. and John Adiletta dated January 4, 2004

21.1	Subsidiaries
DataWave Services (Canada) Inc., incorporated pursuant to the laws of British Columbia
DataWave Systems (U.S.) Inc., incorporated pursuant to the laws of Nevada
Phone Line International Inc., incorporated pursuant to the laws of Canada
Cardxpress Vending, Inc., incorporated pursuant to the laws of Delaware
31.1**	Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 of Josh Emanuel
31.2**	Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 of John Gunn
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of Josh Emanuel and John Gunn

(1) Incorporated by reference from our Form 20-F Annual Report, filed on August 31, 2001

(2) Incorporated by reference from our Form 20-F Annual Report, filed on July 30, 2002

**Filed herewith

-- 74 --

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataWave Systems Inc.

(Registrant)

By: /s/ "John Gunn"

John Gunn

General Manager,Chief Financial Officer

Date: July 14th, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ "Josh Emanuel"

Josh Emanuel

Chairman, Chief Executive Officer

Date: July 14th, 2004

By: /s/ "John Gunn"

John Gunn

General Manager, Chief Financial Officer

Date: July 14th, 2004