Form 10QSB
period 2004-06-30
DATAWAVE SYSTEMS INC
filed 2004-08-16
CIK 1000157

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

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

604.295.1800
(Registrant’s telephone number, including area code)

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

Yes    X    No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes _______    No    X

Common shares outstanding at June 30, 2004    43,889,334

ii

DATAWAVE SYSTEMS INC.

FORM 10-QSB

iii

NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including exhibits thereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy”, or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars and presented in accordance with US GAAP)
(Unaudited)

	June 30 2004	March 31 2004
Assets
Current
Cash and cash equivalents	$2,324,611	$852,406
Accounts receivable and other (Note 3 (a))	4,652,753	4,337,034
Inventories (Note 3 (b))	3,311,854	2,234,443
Prepaid expenses and deposits	338,932	451,377

Total current assets	10,628,150	7,875,260
Restricted cash (Note 3 (c))	54,000	54,000
Machinery and equipment, net (Note 3 (d))	2,307,854	2,332,997
Deferred development costs (Note 3 (e))	75,074	49,335
Other long term receivables (Note 7)	110,865	110,865
Goodwill (Note 3 (f))	1,793,873	1,845,619
Intangible assets, net (Note 3 (f))	328,802	378,529

Total assets	$15,298,618	$12,646,605

Liabilities
Current
Accounts payable and accrued liabilities (Note 3 (g))	$10,180,441	$7,638,011
Deferred revenue	154,760	61,572
Current portion of capital lease obligations (Note 8)	65,707	64,641
Current portion of deferred inducement (Note 7)	27,584	27,716

Total current liabilities	10,428,492	7,791,940
Capital lease obligations (Note 8)	108,309	125,026
Deferred income taxes (Note 6)	276,711	267,766
Deferred inducement (Note 7)	312,355	280,835

Total liabilities	11,125,867	8,465,567

Commitments (Note 9)
Shareholders' equity
Common shares
Authorized, 100,000,000 common shares, no par value
Issued
43,889,334 shares issued and outstanding
at June 30, 2004 and March 31, 2004 respectively	15,006,743	15,006,743
Additional paid-in capital	2,725,492	2,725,492
Accumulated other comprehensive income	187,451	277,966
Accumulated deficit	(13,746,935)	(13,829,163)

Total shareholders' equity	4,172,751	4,181,038

Total liabilities and shareholders' equity	$15,298,618	$12,646,605

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars and presented in accordance with US GAAP)
(Unaudited)

	For the three months ended June 30,
	2004	2003
Revenue
Sales	$2,764,207	$2,366,988
Net agency sales (Note 5)	1,771,402	1,756,870

Total revenue	4,535,609	4,123,858

Operating costs and expenses
Cost of revenues	2,647,054	2,449,952
General and administrative	758,788	638,329
Selling and marketing	426,990	411,265
Product development	290,255	375,158
Merger costs	73,142	--
Depreciation and amortization	249,610	163,545

Total operating costs and expenses	4,445,839	4,038,249

Operating income	89,770	85,609
Other (loss) income	(560)	9,408
Equity loss from investee	(3,555)	--
(Loss) gain on foreign exchange	(3,427)	21,837

Income before income taxes	82,228	116,854
Income taxes (Note 6)	--	--

Net income	$82,228	$116,854

Net income per share
Basic and diluted	$0.00	$0.00

Weighted-average number of common
shares - basic and diluted	43,889,334	43,889,334

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in United States dollars and presented in accordance with US GAAP)
(Unaudited)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance, April 1, 2003	43,889,334	$15,006,743	$2,725,492	$45,845	$(14,323,599)	$3,454,481
Net income		--	--	--	494,436	494,436
Foreign currency
translation adjustment		--	--	232,121	--	232,121

Comprehensive income						726,557

Balance, March 31, 2004	43,889,334	15,006,743	2,725,492	277,966	(13,829,163)	4,181,038
Net income		--	--	--	82,228	82,228
Foreign currency
translation adjustment		--	--	(90,515)	--	(90,515)

Comprehensive loss						(8,287)

Balance, June 30, 2004	43,889,334	$15,006,743	$2,725,492	$187,451	$(13,746,935)	$4,172,751

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars and presented in accordance with US GAAP)
(Unaudited)

	For the Three Months ended June 30,
	2004	2003
Operating activities
Net income	$82,228	$116,854
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	249,610	163,545
Equity loss from investee	3,555	--
Net change in non-cash
operating assets and liabilities
Accounts receivable and other	(315,719)	(1,802,558)
Inventories	(1,077,411)	(376,087)
Prepaid expenses	112,445	(83,243)
Accounts payable and accrued liabilities	2,542,430	1,544,173
Deferred revenue	93,188	(50,320)

Net cash provided by (used in) operating activities	1,690,326	(487,636)

Investing activity
Purchase of machinery and equipment	(202,470)	(477,312)

Net cash (used in) investing activity	(202,470)	(477,312)

Financing activity
Repayment of capital lease obligations	(15,651)	--

Net cash (used in) financing activity	(15,651)	--

Increase (decrease) in cash	1,472,205	(964,948)
Cash and cash equivalents, beginning of period	852,406	2,193,063

Cash and cash equivalents, end of period	$2,324,611	$1,228,115

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

1.        DESCRIPTION OF BUSINESS

DataWave Systems Inc. (the “Company” or “DataWave”) sells and distributes prepaid products using proprietary systems for activating products at the point-of-sale. DataWave designs, develops, produces, owns and manages a proprietary, intelligent, automated, direct merchandising network (the “DataWave System”). The DataWave System is comprised of point-of-sale-activation (“POSA”) terminals, free-standing “smart” machines (“DTMs”), and cash registers or web-based applications. All of these devices are connected to proprietary server and database systems through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing multiple prepaid products and services. In addition, DataWave sells prepaid calling cards and point-of-sale activated prepaid cellular PINs on a wholesale basis to certain retail operators and other customers.

2.         SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included as part of the Company’s 2004 Annual Report on Form 10-KSB. All amounts herein are expressed in United States dollars unless otherwise noted.

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

(b)	Principles of consolidation

The consolidated financial statements include the accounts of DataWave and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Equity investment

In December 2002, DataWave entered into an agreement to invest in a new corporation called NextWave Card Corp (“NCC”) that will develop and provide prepaid stored value programs.

DataWave accounts for this investment under the equity method and records its 50% share of income or loss as equity income (loss) from investee. For the period ended June 30, 2004, DataWave recorded an equity investment loss of $3,555 (2003 — $Nil).

(d)	Use of estimates

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

(e)	Foreign currency translation

DataWave’s functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the company operates. The accounts of the integrated wholly-owned subsidiary amounts denominated in foreign currencies are translated into United States dollars using the current method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at average rates for the period. Gains and losses are included in operations for the period in which they occur.

Where a subsidiary’s functional currency is other than the U.S. dollar, translation adjustments may result from the process of translating that subsidiary’s financial statements into U.S. dollars. These translation adjustments are not included in Net Income but are reported in Other Comprehensive Income, a separate component of Shareholders’Equity. Foreign currency exchange rate fluctuations between the U.S. and Canadian dollars in the period resulted in a decrease in Other Comprehensive Income of $90,515 (in fiscal 2004 there was an increase of $232,121).

(f)	Cash and cash equivalents

Cash and cash equivalents include cash deposited in DataWave’s vending equipment, cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Restricted cash

Restricted cash consists of cash pledges with banks as collateral for letters of credit issued.

(h)	Inventories

Inventories for cost of time for prepaid long distance and for prepaid cellular airtime are recorded at the lower of average cost or market value.

Inventories for prepaid pre-activated calling cards, related cards, promotional and other supplies are valued at the lower of average cost or market value. Component parts and supplies used in the assembly of machines and related work-in-progress are included in machinery and equipment. Slow moving and obsolete inventory is reviewed regularly and written down based on management’s forecast of use over the next twelve months.

(i)	Revenue recognition

Revenues are recognized when the following criteria are met:

— persuasive evidence of an arrangement exists

— delivery has occurred or services have been rendered

— the price is fixed or determinable, and

— collectibility is reasonably assured.

In addition, the Company applies the following specific revenue recognition policies:

The Company’s revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.        SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Revenue recognition (continued)

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

(j)	Product development costs

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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Capitalized internal use software costs

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

Software maintenance and training costs are expensed in the period in which they are incurred.

(l)	Advertising costs and sales incentives

Effective April 1, 2002, the Company adopted the provisions of the FASB Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer(“EITF 01-9”). Under EITF 01-9, the Company’s sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. Previously, the Company included sales and other incentives as a component of Cost of revenues. For the three months ended June 30, 2004, sales and other incentives included as a reduction of revenue totalled $14,512 (in 2003 $3,585 was reclassified from Cost of revenues).

Certain advertising and promotional incentives in which the Company exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in Cost of revenues.

The majority of the Company’s advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred. For the three months ended June 30, 2004 and 2003, advertising expense totalled $4,362 and $41,630 respectively.

(m)	Machinery and equipment

Machinery and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of machinery and equipment as follows:

Computer equipment and software	30% declining balance
Office equipment	20% declining balance
Other machinery and equipment	30% declining balance
Vending, DTM and OTC equipment	3 years straight-line
Leasehold improvements	from 4 to 10 years straight-line

Parts, supplies and components are depreciated when they are put in use.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Impairment of long-lived assets

The Company reviews annually its long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset.

(o)	Goodwill and other intangibles assets

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

Other intangible assets comprised of customer lists is being amortized over 6 years, management’s best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up.

(p)	Financial instruments

(i)	Fair value

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable and other, deposits, restricted cash, and accounts payable and accrued liabilities approximate fair value at June 30, 2004 and 2003.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Financial instruments (continued)

(ii)	Credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable, cash and cash equivalents. Concentration of credit risk with respect to trade accounts receivable is significant due to the high volume of revenues from a small customer base, primarily in Canada. This concentration of business increases the Company’s risk associated with non-payment by these customers. The Company manages the risk by regular, ongoing credit evaluations, setting payment terms at seven days, and may require customers to provide collateral to reduce risk. DataWave places its cash and cash equivalents with several major financial institutions of high credit standing. The Company does not believe there is significant financial risk from non-performance by the holders of the Company’s cash and cash equivalents.

At June 30, 2004, the top ten customers accounted for 63% of accounts receivable (2003 –86%). The Company is also exposed to certain concentration of revenues and economic dependence (Note 5 (c)).

Accounts receivable also includes amounts due from contractors who collect cash from and service the Company’s DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to the Company.

Write-offs of accounts receivable balances were not significant in each of the three month periods ended June 30, 2004 and June 30, 2003.

(iii)	Foreign exchange risk

DataWave is exposed to foreign exchange risks due its sales denominated in Canadian dollars (Note 5 (b)).

(q)	Income taxes

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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)	Earnings per share

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

(s)	Stock-based

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the opinion on the date of grant; this compensation is amortized over the vesting period.

Pro forma information regarding net income and net income per share is required by SFAS 123 for awards granted or modified after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its stock-based awards to employees. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and using the following weighted-average assumptions:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s)	Stock-based compensation (continued)

	June 30, 2004	June 30, 2003
Expected life (years)	-	1.0
Expected volatility	-	139%
Risk-free interest rate	-	4.4%

The weighted-average estimated fair values of employee stock options granted during the period ending June 30, 2004 and 2003 were $Nil and $0.04 per share, respectively.

No options were granted in the three months ended June 30, 2004 but if the computed fair values of 2004 and 2003 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

	June 30, 2004	June 30, 2003
Net income - as reported	$82,228	$116,554
Add: Stock-based employee compensation
expense (recovery) included in reported net Income	--	--
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	--	(554)

Pro forma net income	$82,228	$116,000

Net income per share - as reported
Basic and diluted	$0.00	$0.01

Net income per share - pro forma
Basic and diluted	$0.00	$0.01

(t)	Comparative figures

Certain of the prior period’s comparative figures have been reclassified to conform with the current period’s presentation.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

3.         BALANCE SHEET DETAILS

(a)	Accounts receivable and other

	June 30, 2004	March 31, 2004
Trade accounts receivable-POSA	$2,809,071	$2,397,403
Trade accounts receivable-Other	1,041,867	1,193,320
Less allowance for doubtful accounts	(12,942)	(12,947)
Input tax credits receivable	619,800	557,396
Tenant inducements (Note 7)	178,329	166,297
Other receivables	16,628	35,565

	$4,652,753	$4,337,034

(b)	Inventories

	June 30, 2004	March 31, 2004
Part and supplies	$147,662	$139,097
Cards and long-distance phone time	322,607	318,087
PINS and cellular time	2,841,585	1,777,259

	$3,311,854	$2,234,443

(c)	Restricted cash

Restricted cash consists of two cash deposits pledged with banks for letters of credit issued in the amount of $30,000 and $24,000. The deposits mature December 12, 2004 and February 28, 2005, respectively, and bear interest at 4% per annum.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

3.         BALANCE SHEET DETAILS (Continued)

(d)	Machinery and equipment

	June 30, 2004
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment and
Software	$1,466,578	$732,455	$734,123
Office equipment	133,719	50,567	83,152
Other machinery and equipment	30,735	23,435	7,300
Parts, supplies, and components	332,078	--	332,078
Vending machines in assembly	28,764	--	28,764
Vending equipment	3,308,419	3,229,224	79,195
POSA equipment	1,137,440	377,254	760,186
Leasehold improvements	300,807	17,751	283,056

	$6,738,540	$4,430,686	$2,307,854

	March 31, 2004
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment and
software	$1,455,721	$672,496	$783,225
Office equipment	124,285	46,344	77,941
Other machinery and equipment	30,705	22,819	7,886
Parts, supplies, and components	332,078	--	332,078
Vending machines in assembly	28,764	--	28,764
Vending equipment	3,320,775	3,246,951	73,824
POSA equipment	1,001,559	286,612	714,947
Leasehold improvements	324,699	10,367	314,332

	$6,618,586	$4,285,589	$2,332,997

Vending machines in assembly includes vending machines being built as new vending machines, machines being refurbished and parts and supplies used in new and refurbished machines and as replacement parts for installed vending machines.

For the period ended June 30, 2004, the Company capitalized $10,799 of internal use software costs as computer software (2003 — $ Nil).

Machinery and equipment at June 30, 2004, includes computing equipment and software with a net book value of $295,707 (March 31, 2004 — $316,707) that was acquired under capital lease (Note 8).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

3.         BALANCE SHEET DETAILS (Continued)

(e)	Deferred development costs

During the period ended June 30, 2004 the Company finalized development projects to sell suppliers’ products through point-of-sale activation terminals in the Canadian marketplace and to allow a distributor to sell the Company’s products through its own terminals. Development costs incurred after agreements were signed to complete the projects have been deferred and will be amortized over the life of the agreements. Net deferred development costs at June 30, 2004, were $75,074 (March 31, 2004 – $49,335).

(f)	Goodwill and other intangible assets

Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T’s Canadian prepaid card operations. Although DataWave may intend to add customer names and other information to the list in the future, the expected benefits of the acquired customer list apply only to the customers on that list at the date of acquisition. Details of the cost and net book value of goodwill and other intangible assets are as follows:

	June 30, 2004	March 31, 2004
Goodwill	$1,793,873	$1,845,619
Intangible assets	$632,173	$657,342
Less accumulated amortization	303,071	278,813

Net intangible assets	$328,802	$378,529

Goodwill and intangible assets, net	$2,122,675	$2,224,148

(g)	Accounts payable and accrued liabilities

	June 30, 2004	March 31, 2004
Trade accounts payable - PINs and cellular time	$6,017,879	$3,903,421
Trade accounts payable - Other	1,756,726	1,475,637
Accrued compensation and benefits	74,375	83,965
Co-op and rebate accruals	304,260	256,140
Long-distance time accruals	651,241	700,551
Other accrued liabilities	725,174	495,055
State, local, GST and other taxes payable	650,786	723,242

	$10,180,441	$7,638,011

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

4.         COMMON SHARES

(a)	Authorized

100,000,000 common shares without par value

(b)	Share purchase options

Under the terms of the Stock Option Plan (the “Plan”), the Board of Directors may grant stock options to employees, officers, directors and independent consultants of DataWave and its subsidiaries for their contributions to DataWave. This includes options granted prior to the implementation of the Plan which were deemed to be re-granted under the Plan. Options granted under the Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for the shares of DataWave for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the Board granted the option. In no case will an optionee be granted an option where the number of shares that may be purchased pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of DataWave’s issued and outstanding share capital as of the award date of the option being granted. On plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Plan and as at June 30, 2004, 4,497,500 were available for issuance.

The changes in stock options were as follows:

	Period ended June 30, 2004	Weighted Average Exercise Price	Year ended March 31, 2004	Weighted Average Exercise Price
Balance outstanding,
beginning of period	4,448,902	$0.22	4,971,484	$0.22
Activity during the period:
Options granted	--		450,000	0.21
Options exercised	--		--
Options cancelled / Expired	(3,576,402)	0.25	(972,582)	0.19

Balance outstanding,
end of period	872,500	$0.20	4,448,902	$0.22

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

4.         COMMON SHARES (Continued)

(b)	Share purchase options (continued)

As at June 30, 2004, the following options to acquire common stock were outstanding:

Number of Options	Number of Exercisable Options	Exercise Price	Expiry Dates
175,000	58,667	$ 0.15	July 18, 2005
			To July 31, 2007
50,000	50,000	0.18	July 18, 2005
			To July 31, 2007
130,000	86,668	0.21	July 18, 2005
			To July 31, 2007
517,500	494,668	0.21	July 18, 2005
			To July 31, 2007

872,500	690,003

5.         BUSINESS SEGMENT INFORMATION

(a)	Segmented information

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

DataWave’s revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs. Sales of prepaid calling cards and point of sale activated PINs under third party brands where DataWave is not the primary obligor of the related phone service and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

5.         BUSINESS SEGMENT INFORMATION (Continued)

(a)	Segmented information (continued)

        DataWave has total revenues of sales and net agency sales, analyzed by product, as follows:

	Prepaid Long Distance	Prepaid Prepaid Cellular	Internet Products	Fees and Service	Other	Total
Three months ended June 30, 2004
Canada	$1,794,590	$--	$--	$470,378	$--	$2,264,968
Mexico	--	--	--	--	18,991	18,991
U.S.	433,760	--	--	12,302	34,186	480,248

Sales	2,228,350	--	--	482,680	53,177	2,764,207

Canada	--	18,601,896	43,551	--	--	18,645,446
U.S.	1,447,314	--	--	--	--	1,447,314

Gross proceeds received on agency sales	1,447,314	18,601,896	43,551	--	--	20,092,760
Less payments to suppliers	(61,251)	(18,218,542)	(41,565	--	--	(18,321,358)

Net agency sales	1,386,063	383,353	1,985	--	--	1,771,402

Canada	1,794,590	383,353	1,985	470,378	--	2,650,307
Mexico	--	--	--	--	18,991	18,991
U.S.	1,819,823	--	--	12,302	34,186	1,866,311

Total revenue	3,614,413	383,353	1,985	482,680	53,177	4,535,609
Cost of revenues	2,583,078	--	--	63,976	--	2,647,054

Gross profit	$1,031,335	$383,353	$1,985	$418,704	$53,177	$1,888,555

Three months ended June 30, 2003
Canada	$2,022,589	$--	$--	$261,480	$--	$2,284,069
Mexico	--	--	--	--	--	--
U.S.	58,848	--	--	--	64,141	122,989

Sales	2,081,437	--	--	261,480	64,141	2,407,058

Canada	--	10,457,166	--	--	--	10,457,166
U.S.	1,745,690	--	--	--	--	1,745,690

Gross proceeds received on agency	1,745,690	10,457,166	--	--	--	12,202,856
sales
Less payments to suppliers	(359,636)	(10,126,420)	--	--	--	(10,486,056)

Net agency sales	1,386,054	330,746	--	--	--	1,716,800

Canada	2,022,589	330,746	--	261,480	--	2,614,815
Mexico	--	--	--	--	--	--
U.S.	1,444,902	--	--	--	64,141	1,509,043

Total revenue	3,467,491	330,746	--	261,480	64,141	4,123,858
Cost of revenues	2,379,769	--	--	70,183	--	2,449,952

Gross profit	$1,087,722	$330,746	$--	$191,297	$64,141	$1,673,906

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

5.         BUSINESS SEGMENT INFORMATION (Continued)

(b)	Geographic information

DataWave has long-lived assets and has earned revenue from sales to customers in the following geographic locations:

	Revenue		Long -Lived Assets
	June 30 2004	June 30 2003	June 30 2004	March 31 2004
Canada	$2,650,307	$2,614,815	$4,366,163	$4,481,941
Mexico	18,991	--	--	--
United States	1,866,311	1,509,043	139,440	124,539

	$4,535,609	$4,123,858	$4,505,603	$4,606,480

Long lived assets consist of machinery and equipment, goodwill and other intangible assets.

(c)	Concentration of sales and economic dependence

The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the period ended June 30, 2004, the top ten customers accounted for 52% of revenues (2003 – 55%). The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

6.         INCOME TAXES

The approximate effects of each type of temporary difference that gives rise to the deferred tax assets are as follows:

	June 30, 2004	March 31, 2004
Deferred income tax assets:
Operating losses carried forward	$1,427,905	$1,527,004
Capital losses carried forward	--	--
Machinery and equipment	110,343	195,507
Intangible assets	(5,615)	41,746

Total deferred income tax assets	1,532,633	1,764,257
Valuation allowance for income tax assets	(1,532,633)	(1,764,257)
Net deferred income tax assets	$--	$--

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

6.         INCOME TAXES (Continued)

As at June 30, 2004, DataWave and its subsidiaries have accumulated net operating losses and capital losses which they can apply against future earnings. The portion of the net operating losses and capital losses carried forward for tax purposes which has not been recognized in the financial statements amounts to approximately $4.0 million and $1.0 million, respectively. The net operating loss carry forwards commenced expiring in 2003 and the capital loss carry forwards expire in fiscal year 2005.

7.         DEFERRED INDUCEMENT

In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. The agreement included cash inducements for leasehold improvements of $289,194 of which $178,329 is recorded as a current receivable and $110,865 is recorded as a long term receivable. Also included were inducements for free rent. At June 30, 2004, the deferred rent inducement was $339,939 less the current portion of $27,584 (2003 — $Nil).

8.         CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease are as follows:

2005	$78,259
2006	78,259
2007	36,610

Total minimum lease payments	193,128
Less: amount representing interest	19,112

174,016
Less: current portion	65,707

Balance of obligation	$108,309

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information
as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

9.         COMMITMENTS

DataWave has the following future minimum payments with respect to capital lease obligations and operating leases for office space, computer and office equipment:

2005	$379,582
2006	404,539
2007	330,525
2008	285,781
2009	332,998
Thereafter	1,101,545

$2,834,970

Rent expense for the period ended June 30, 2004, was $76,772 (2003 — $57,455).

10.         RELATED PARTY TRANSACTIONS

An officer made a $500,000 secured interest-bearing loan to a supplier in September 2002. A portion of the loan remains outstanding at June 30, 2004. The loan became due at March 31, 2003 but, at the discretion of the lender, the loan was extended on a month-to-month basis at the original terms.

11.        DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

These consolidated financial statements, as presented in accordance with U.S. GAAP, are presented in accordance with Canadian GAAP, and are as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

11.         DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

CONSOLIDATED BALANCE SHEETS

	As at
	June 30,	March 31,	March 31,
	2004	2004	2004
	(US GAAP)	(US GAAP)	Comparative as Previously Reported (Canadian GAAP)
Assets
Current
Cash and cash equivalents	$2,324,611	$852,406	$852,406
Accounts receivable and other	4,652,753	4,337,034	4,337,034
Inventories	3,311,854	2,234,443	2,234,443
Prepaid expenses and deposits	338,932	451,377	451,377

Total current assets	10,628,150	7,875,260	7,875,260
Restricted cash	54,000	54,000	54,000
Machinery and equipment, net	2,307,854	2,332,997	2,251,112
Deferred development costs	75,074	49,335	49,335
Other long term receivables	110,865	110,865	110,865
Goodwill	1,793,873	1,845,619	1,721,200
Intangible assets, net	328,802	378,529	321,105

Total assets	$15,298,618	$12,646,605	$12,382,877

Liabilities
Current
Accounts payable and accrued liabilities	$10,180,441	$7,638,011	$7,638,011
Deferred revenue	154,760	61,572	61,572
Current portion of capital lease obligation	65,707	64,641	64,641
Current portion of deferred inducement	27,584	27,716	27,716

Total current liabilities	10,428,492	7,791,940	7,791,940
Capital lease obligations	108,309	125,026	125,026
Deferred income taxes	276,711	267,766	267,766
Deferred inducements	312,355	280,835	280,835

Total liabilities	11,125,867	8,465,567	8,465,567

Shareholders' equity
Common shares
Authorized: 100,000 common shares, no par value
Issued
43,889,334 shares issued and outstanding at
at June 30, 2004 and March 31, 2004
respectively	15,006,743	15,006,743	15,006,743
Additional paid in capital	2,725,492	2,725,492	--
Contributed surplus	--	--	933,738
Accumulated other comprehensive income	187,451	277,966	--
Accumulated deficit	(13,746,935)	(13,829,163)	(12,023,171)

Total shareholders' equity	4,172,751	4,181,038	3,917,310

Total liabilities and shareholders' equity	$15,298,618	$12,646,605	12,382,877

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

11.         DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30,
	2004	2003	2003
	(US GAAP)	(US GAAP)	Comparative as Previously Reported (Canadian GAAP)
Revenue
Sales	$2,764,207	$2,366,988	$2,366,988
Net agency sales	1,771,402	1,756,870	1,756,870

Total revenue	4,535,609	4,123,858	4,123,858

Operating costs and expenses
Cost of revenues	2,647,054	2,449,952	2,449,952
General and administrative	758,788	638,329	638,329
Selling and marketing	426,990	411,265	411,265
Product development	290,255	375,158	375,158
Merger costs	73,142	--	--
Depreciation and amortization	249,610	163,545	157,873

Total operating costs and expenses	4,445,839	4,038,249	4,032,577

Operating income	89,770	85,609	91,281
Other (loss) income	(560)	9,408	9,408
Equity loss from investee	(3,555)	--	--
(Loss) gain on foreign exchange	(3,427)	21,837	21,837

Income before income taxes	82,228	116,854	122,526
Income taxes	--	--	--

Net income for the period	$82,228	$116,854	$22,526

Net income per share
Basic and diluted	$0.00	$0.00	$0.00

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

11.     DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

The following is a reconciliation of the financial position and results of operations of the Company under U.S. GAAP and Canadian GAAP:

Consolidated Balance Sheets

	June 30, 2004	March 31, 2004
Total assets, U.S. GAAP	$15,298,618	$12,646,605
Effect of foreign currency translation adjustment
Machinery and equipment	(61,119)	(81,885)
Goodwill	(72,673)	(124,419)
Other intangible assets	(32,255)	(57,424)

Total assets, Canadian GAAP	$15,132,571	$12,382,877

Total liabilities, U.S. GAAP and Canadian GAAP	$11,125,867	$8,465,567

Shareholders' equity, U.S. GAAP	$4,172,751	$4,181,038
Effect of foreign currency translation adjustment
Accumulated deficit	21,404	14,238
Other comprehensive income	(187,451)	(277,966)

Total shareholders' equity, Canadian GAAP	$4,006,704	$3,917,310

Consolidated Statements of Operations

	Three months ended June 30,
	2004	2003
Net income for the period, U.S. GAAP	$82,228	$116,854
Effect of foreign currency translation adjustment
Depreciation and amortization	7,166	5,672
Non-cash stock-based compensation	000	(3,161)

Net income for the period, Canadian GAAP	$89,394	$119,365

Basic and diluted income per share
under Canadian GAAP	$0.00	$0.00

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

11.         DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

Consolidated Statements of Cash Flows

There are no material differences between Canadian and U.S. GAAP which affect the statements of cash flows for the current or prior period.

(a)	Foreign currency translation

Under U.S. GAAP foreign subsidiaries which operate in an economic environment where the principal currency is other than the U.S. dollar are translated into U.S. dollars using the current rate method. Translation gains and losses that result in changes to shareholders’ equity are recorded as other comprehensive income and reported as part of shareholders’ equity. Under Canadian GAAP the Company translates its Canadian subsidiaries into U.S. dollars using the temporal method on the basis that these subsidiaries are integrated with the U.S. operations. Gains or losses on translation for items are included in operations.

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
Information as at and for the three month period ended June 30, 2004 and 2003 is unaudited
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

Effective April 1, 2003 the Company changed its accounting policy on a prospective basis with respect to the method of accounting for stock-based compensation. The Company adopted CICA 3870, Stock-based Compensation and Other Stock-based Payments, and has chosen to account for all grants of options to employees, non-employees and directors after April 1, 2003 in accordance with the fair value method of accounting for stock-based compensation as defined by accounting principles generally accepted in Canada. Stock-based compensation awards expense is calculated using the Black-Scholes option pricing model. Previously, the Company used the intrinsic value method for valuing stock-based compensation awards granted to employees and directors where compensation expense is recognized for the excess, if any, of the quoted market price of the Company’s common shares over the common share exercise price on the day that options are granted.

Using the fair value method for stock-based compensation, The Company recorded a charge to earnings of $Nil for the period ending June 30, 2004 (2003 — $3,161) as no options were granted during the period

12.         OTHER MATERIAL EVENTS

On April 23rd, 2004 DataWave announced that it signed a Letter Agreement with Integrated Data Corp. (“IDC”) whereby IDC will acquire DataWave by merger in which shareholders of DataWave will be issued shares of IDC in exchange for all the issued and outstanding shares of DataWave. The proposed merger is subject to a number of conditions including the approval of DataWave shareholders and regulatory approvals. A Definitive Agreement was approved and signed on June 2, 2004.

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

Overview

We are an innovator and developer of prepaid and stored-value programs. We pioneered network systems (“The DataWave System”) that allow for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid wireless time. This proprietary system works equally well over the Internet, or with various card activation devices. Our network systems have been designed to work both with the prepaid platforms of other parties, as well as telecommunication and financial switches. Our systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.

Management’s Summary

Revenues for the three months ended June 30, 2004 were $4,535,609 compared with $4,123,858 for fiscal 2003. Increases in revenue were recorded for the traditional business of prepaid long distance revenues, for prepaid cellular and for transaction processing fees from the point of sale activation business.

Gross margin for the three months ended June 30, 2004 was $1,888,555, an increase of $214,649 or 13% over the same period last year. Gross margin percentage increased from 40.6% to 41.6%. While the gross margin earned in prepaid long distance decreased by $56,387 this was offset by increases in prepaid cellular margins of $52,607. Fees and services margins increased by $227,407.

Operating costs and expenses, excluding cost of revenues, increased by $210,488 to $1,798,785 for the three months ended June 30, 2004 compared with $1,588,297 for the same period last year. The increase includes costs of $73,142 incurred in connection with the proposed merger with Integrated Data Corp. that are primarily for legal and valuations costs.

Net income for the three months ended June 30, 2004 of $82,228 (or $155,370 before merger costs) was $34,626 less than the same period last year.

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

	June 30, 2004	June 30, 2003
Canada
POSA terminals (owned)	2,750	1,553
POSA terminals (serviced or host to host)	537	240
United States
DTMs	1,044	1,019
Traditional machine units	11	11
Over-the counter units (terminals)	250	300
POSA terminals (serviced or host to host)	106	--
Mexico
POSA terminals (serviced or host to host)	200	--

Total	4,898	3,123

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

Our revenues are primarily generated from the resale of prepaid long distance and cellular telephone time. Most of our long distance and all our cellular calling cards and virtual vouchers or PINs are activated at the point-of-sale using our proprietary technologies. We recognize revenues when the following criteria are met:

— persuasive evidence of an arrangement exists

— delivery has occurred or services have been rendered

— the price is fixed or determinable, and

— collectibility is reasonably assured.

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

We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Changes in estimates of cash flow may impact our determination of recoverability. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For each of the three months ended June 30, 2004 and 2003, no such impairment losses were identified.

Deferred income taxes.

We have significant tax assets relating to historical operating losses. Based on our assessment of the certainty of likelihood of realization we have recorded a full valuation allowance against such assets and have recorded no related tax asset. Future conditions that impact our assessment of such realization may impact the recognition of such assets.

Selected Financial Operating Data

	Three months ended June 30,
	2004		2003
Revenue
Sales	60.9%		57.4%
Net agency sales	39.1%		42.6%

Total revenue	100.0%		100.0%

Operating costs and expenses
Cost of revenues	58.4%		59.4%
General and administrative	16.7%		15.5%
Selling and marketing	9.4%		10.0%
Product development	6.4%		9.1%
Merger costs	1.6%		--
Depreciation and amortization	5.5%		4.0%

Total operating costs and expenses	98.1%		97.9%

Operating income	1.9%		2.1%
Other (loss) income	0.0%		0.2%
Equity loss from investee	-0	.1%;	--
(Loss) Gain on foreign exchange	-0.1%		0.5%

Income before income taxes	1.8%		2.8%
Income taxes	0.0%		0.0%

Net income	1.8%		2.8%

Revenues

Revenues were $4,535,609 for the quarter ended June 30, 2004 compared with $4,123,858 for the quarter ended June 30, 2003. Revenues in the quarter for the core business of prepaid long distance increased in both Canada and the U.S. compared with same period last year.

Our net revenues in Canada increased by 1.4% to $2,650,307 for the quarter ended June 30, 2004 compared to $2,614,815 for the quarter ended June 30, 2003.

Gross proceeds for prepaid cellular and prepaid internet products were $18,645,447 in the quarter compared with $10,457,166 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the quarter net agency sales from this business were $385,338 compared with $330,746 in the same period last year. This business generated transaction fees of $470,378 for the quarter compared with $261,480 in the same period last year.

Revenues in Mexico were $18,991 for the quarter ended June 30, 2004. In October 2003, we signed an agreement with Alestra, the company that provides AT&T’s broadband and added value services in Mexico.

Net revenues for the quarter in the United States, primarily from the retail sale of prepaid calling cards through our network of intelligent vending machines, were $1,866,311 for the quarter compared with $1,509,043 in the same period last year, an increase of 23.7%. Free-standing machine revenue increased but recharge revenues decreased slightly.

Our ten largest customers accounted for 52% of revenues in the three months ended June 30, 2004 compared with 55% for the same period last year. We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

Cost of Revenues

Cost of revenues was $2,647,054 or 58.4% of revenues, for the quarter ended June 30, 2004, compared to $2,449,952 or 59.4% of revenues, during the quarter ended June 30, 2003. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time and various services related to supplying and maintaining our network systems, including transaction processing costs. In the United States, additional costs are incurred for site commissions and servicing and maintaining our network of free standing machines.

Gross margin increased to $1,888,555 for the quarter ended June 30, 2004 compared with $1,673,906 for the same period last year. Prepaid cellular and prepaid internet products, which account for 19% of total revenues, operates on a margin of 2% — 3% (but is accounted for on a net agency basis), compared with margins of 29% on prepaid long distance. Gross margin for the new business (including transaction fees) was $804,043 or 43% of the total in the current quarter.

Gross margin on prepaid long distance was $1,031,335 for the quarter compared with $1,087,722 in the same period last year; margins decreased from 31% for the quarter last year to 29% in the current quarter.

General and Administrative

General and administrative expenses were $758,788 or 16.7% of revenues during the quarter ended June 30, 2004, compared to $638,329 or 15.5% of revenues during the same period last year. Salary costs increased as certain costs previously allocated to product development are now included in general and administrative expense. Accounting and audit costs increased in the quarter compared with the same period last year.

Selling and Marketing Expenses

Selling and marketing expenses were $426,990 or 9.4% of revenues during the quarter ended June 30, 2004, as compared to $411,265 or 10.0% of revenues during the quarter ended June 30, 2003.

Selling expenses consist primarily of salaries and the associated employee expenses.

Product Development Expenses

Product development expenses were $290,255 (6.4% of revenues) during the quarter ended June 30, 2004, compared to $375,158 (9.1% of revenues) during the quarter ended June 30, 2003. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Development costs incurred after technological feasibility was established for programs associated with specific customers were deferred and will be amortized over the life of the agreements The net amount deferred at June 30, 2004 is $75,074 (June 30, 2003 — $Nil).

Depreciation and Amortization

Depreciation and amortization expense increased to $249,610 or 5.5% of revenues during the quarter ended June 30, 2004, from $163,545 or 4.0% of revenues for the quarter ended June 30, 2003. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 and is being written of on a straight line basis over three years.

Amortization of intangible assets was $24,558 for the fiscal quarter ended June 30, 2004. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T’s Canadian prepaid card operations. The customer list is being amortized on a straight-line basis over six years. We periodically evaluate the recoverability of the carrying value of the intangible assets (goodwill and customer list) by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets. The net book value of intangible assets was $328,802 at June 30, 2004.

Liquidity and Capital Resources

We have financed our operations, including development, from cash flow generated from our operating activities during fiscal 2004 and 2003. We have working capital of $199,658 at June 30, 2004 compared with a deficit of $424,623 at June 30, 2003. We use cash to pay trade payables, finance the expansion of our wholesale Canadian prepaid long distance phone operations into small independent retail stores; and finance our entrance into wholesale point of sale prepaid cellular sales in the Canadian marketplace.

Cash and cash equivalents at June 30, 2004 were $2,324,611 compared with $1,228,155 at June 30, 2003.

Our operating activities provided cash of $1,690,326 during the quarter ended June 30, 2004 compared with a decrease of $487,636 during the quarter ended June 30, 2003. The increase in operating cash flow is due to management of receivables and inventory and payments to suppliers. The increase in operating cash flow for the three months ended June 30, 2004 is due to:

— accounts receivable increased by $315,719, including $411,668 for sales of point-of-sale dispensed products. This is due to the growth in sales of prepaid cellular and is offset by;

— accounts payable and accrued liabilities increased by $2,542,430 including $2,114,458 for wireless products (PINs and cellular airtime), and

— inventories increased by $1,007,411, primarily as a result of the growth in sales of prepaid cellular PINs products. Inventory levels represent approximately ten days sales.

Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are paid within twenty days; as at June 30, 2004, all accounts receivable for cellular products outstanding at the end of the year had been paid. Inventories for cellular products are maintained at levels to support ten days sales and are turned over three times a month. We actively manage working capital – inventory, accounts receivable and accounts payable – by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2005 will be sufficient to finance our capital investments, primarily for additional POSA terminals.

Cash used for investing in capital expenditures for machinery and equipment was $202,470 in the quarter compared with $477,312 in fiscal 2004. Expenditure in the quarter is attributable to capital expenditures for terminals used to dispense point of sale prepaid cellular PINs in Canada. We completed installation of more than 450 point of sale terminals in Canada during the quarter which brings our total point of sale terminals installed in Canada to approximately 2,750.

The following table sets forth our best estimates material long-term obligations as of June 30, 2004 include operating lease commitments for office space, computer and office equipment. The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. We expect that these commitments will become due in fiscal 2005. Our contractual obligations as of June 30, 2004 were:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$174,016	$66,022	$107,994	$--	$--
Operating Leases	2,660,954	313,560	912,851	332,998	1,101,545

Total Obligations	$2,834,970	$379,582	$1,020,845	$332,998	$1,101,545

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

We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due during the 2005 fiscal year. Depending on the overall structure of potential future product initiatives, strategic alliances and acquisitions, we may have additional capital requirements related to funding these potential future product initiatives, strategic alliances and acquisitions of products or other businesses. Accordingly, we may seek funding from a combination of sources, including equity and debt financing. No assurances can be given that additional funding will be available or, if available, at terms acceptable to us. We are currently incurring merger costs related to the transaction with IDC; these costs may be significant. If adequate capital is not available, our business can be materially and adversely affected.

A decline in the travel-related industry, which our U.S. revenues are dependent upon, and general softness in the U.S. and Canadian economies could continue to pressure our cash levels. Our cash flow from operations is impacted by our gross margin on sales. Pricing competition may reduce revenue. Our ability to negotiate supply contracts will impact our gross margin, net income and operating cash flow.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2004, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at March 31, 2004, the fair value would decline by an immaterial amount. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. dollar denominated cash and money market investments.

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

Item 4 Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective.

Changes in internal controls

There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K.

INDEX

Exhibit Number                     Description

1.1	Certificate of Continuance, Articles of Continuance, Notice of Address and Notice of Directors and Officers (1)

1.2	Bylaws No. 1 (1)

10.1	Amendment Number Two To DataWave Purchase Agreement between AT&T Corp. and DataWave Systems Inc. effective March 6, 2001 (1)

10.2	Share Purchase Agreement between DataWave Systems Inc. AT&T Northern Ventures Ltd., DataWave Vending (Canada) Inc. and AT&T Prepaid Card Company dated June 25, 2001 (1)

10.3	Form of Indemnity Agreement, dated February 21, 2001, between DataWave Systems Inc. and each of the following individuals: Joshua Emanuel, John Gunn, David Knox, William J. Turner. (1)

10.4	Indemnity Agreement between DataWave Systems Inc. and Alan Trope dated May 20, 2003 (2)

10.5	Indemnity Agreement between DataWave Systems Inc. and Graham Jackson dated May 20, 2003 (2)

10.6	Indemnity Agreement between DataWave Systems Inc. and Vijay Fozdar dated December 15, 2003 (2)

10.7	Indemnity Agreement between DataWave Systems Inc. and John Adiletta dated January 4, 2004 (2)

21.1	Subsidiaries

DataWave Services (Canada) Inc., incorporated pursuant to the laws of British Columbia

DataWave Systems (U.S.) Inc., incorporated pursuant to the laws of Nevada

CXP Canada Inc. (formerly Phone Line International Inc.,) incorporated pursuant to the laws of Canada

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

(2)     Incorporated by reference from our Form 10-KSB Annual Report, filed on July 14, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DataWave Systems Inc. (Registrant)

By /s/ Josh Emanuel
Chairman and Chief Executive Officer
Date August 13, 2004

By /s/ John Gunn
General Manager, Chief Financial Officer
Date August 13, 2004