Form 10QSB
period 2004-09-30
DATAWAVE SYSTEMS INC
filed 2004-11-16
CIK 1000157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

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

Yes _______ No ___X____

Common shares outstanding at September 30, 2004 43,889,334

ii

DATAWAVE SYSTEMS INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		1
Item 1	Financial Statements	1
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4	Controls and Procedures	38
PART II OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	39

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

PART I     FINANCIAL INFORMATION

Item 1 Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars and presented in accordance with U.S. GAAP)
(Unaudited)

	September 30 2004	March 31 2004
Assets
Current
Cash and cash equivalents	$2,249,931	$852,406
Accounts receivable and other (Note 3 (a))	5,063,895	4,337,034
Inventories (Note 3 (b))	4,144,269	2,234,443
Prepaid expenses and deposits	359,652	451,377

Total current assets	11,817,747	7,875,260
Restricted cash (Note 3 (c))	54,000	54,000
Machinery and equipment, net (Note 3 (d))	2,483,506	2,332,997
Deferred development costs (Note 3 (e))	90,532	49,335
Other long term receivables (Note 7)	110,865	110,865
Goodwill (Note 3 (f))	1,829,759	1,845,619
Intangible assets, net (Note 3 (f))	294,881	378,529

Total assets	$16,681,290	$12,646,605

Liabilities
Current
Accounts payable and accrued liabilities (Note 3 (g))	$11,083,787	$7,638,011
Deferred revenue	413,959	61,572
Current portion of capital lease obligations (Note 8)	68,429	64,641
Current portion of deferred inducement (Note 7)	28,126	27,716

Total current liabilities	11,594,301	7,791,940
Capital lease obligations (Note 8)	89,601	125,026
Deferred income taxes (Note 6)	276,711	267,766
Deferred inducement (Note 7)	291,234	280,835

Total liabilities	12,251,847	8,465,567

Commitments (Note 9)
Shareholders' equity
Common shares
Authorized, 100,000,000 common shares, no par value
Issued
43,889,334 shares issued and outstanding
at September 30, 2004 and March 31, 2004 respectively	15,006,743	15,006,743
Additional paid-in capital	2,725,492	2,725,492
Accumulated other comprehensive income	285,396	277,966
Accumulated deficit	(13,588,188)	(13,829,163)

Total shareholders' equity	4,429,443	4,181,038

Total liabilities and shareholders' equity	$16,681,290	$12,646,605

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars and presented in accordance with U.S. GAAP)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Revenue
Sales	$3,470,894	$2,551,816	$6,235,101	$4,918,804
Net agency sales (Note 5)	1,840,027	2,141,580	3,611,429	3,898,450

Total revenue	5,310,921	4,693,396	9,846,530	8,817,254

Operating costs and expenses
Cost of revenues	3,282,883	2,853,554	5,929,937	5,303,506
General and administrative	819,880	769,735	1,578,668	1,408,064
Selling and marketing	399,384	412,872	826,374	824,137
Product development	331,146	370,878	621,401	746,036
Merger costs (Note 11)	93,873	--	167,015	--
Depreciation and amortization	303,039	198,899	552,649	362,444

Total operating costs and expenses	5,230,205	4,605,938	9,676,044	8,644,187

Operating income	80,716	87,458	170,486	173,067
Other income	3,454	76,028	2,894	85,436
Equity income from investee	35,367	--	31,812	--
Gain (loss) on foreign exchange	39,210	(2,361)	35,783	19,476

Income before income taxes	158,747	161,125	240,975	277,979
Income taxes (Note 6)	--	--	--	--

Net income	$158,747	$161,125	$240,975	$277,979

Net income per share
Basic and diluted	$0.00	$0.00	$0.01	$0.01

Weighted-average number of common
shares - basic and diluted	43,889,334	43,889,334	43,889,334	43,889,334

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in United States dollars and presented in accordance with U.S. GAAP)
(Unaudited)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance, April 1, 2003	43,889,334	$15,006,743	$2,725,492	$45,845	$(14,323,599)	$3,454,481
Net income		--	--	--	494,436	494,436
Foreign currency
translation adjustment		--	--	232,121	--	232,121

Comprehensive income						726,557

Balance, March 31, 2004	43,889,334	15,006,743	2,725,492	277,966	(13,829,163)	4,181,038
Net income		--	--	--	240,975	240,975
Foreign currency
translation adjustment		--	--	7,430	--	7,430

Comprehensive income						248,405

Balance, September 30, 2004	43,889,334	$15,006,743	$2,725,492	$285,396	$(13,588,188)	$4,429,443

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Expressed in United States dollars and presented in accordance with U.S. GAAP)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Operating activities
Net income	$158,747	$161,125	$240,975	$277,979
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	303,039	198,899	552,649	362,444
Equity income from investee	(35,367)	--	(31,812)	--
Net change in non-cash
operating assets and liabilities
Accounts receivable and other	(411,142)	(94,755)	(726,861)	(1,897,313)
Inventories	(832,415)	(76,599)	(1,909,826)	(452,686)
Prepaid expenses	(20,720)	(105,941)	91,725	(189,184)
Accounts payable and accrued liabilities	903,346	790,700	3,445,776	2,334,873
Deferred revenue	259,199	(44,818)	352,387	(95,138)

Net cash provided by operating activities	324,687	828,611	2,015,013	340,975

Investing activity
Purchase of machinery and equipment	(383,381)	(3,446)	(585,851)	(480,758)

Net cash (used in) investing activity	(383,381)	(3,446)	(585,851)	(480,758)

Financing activity
Repayment of capital lease obligations	(15,986)	--	(31,637)	--

Net cash (used in) financing activity	(15,986)	--	(31,637)	--

Increase (decrease) in cash	(74,680)	825,165	1,397,525	(139,783)
Cash and cash equivalents, beginning of
period	2,324,611	1,174,115	852,406	2,139,063

Cash and cash equivalents, end of period	$2,249,931	$1,999,280	$2,249,931	$1,999,280

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
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

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

(b)	Principles of consolidation

The consolidated financial statements include the accounts of DataWave and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Equity investment

In December 2002, DataWave entered into an agreement to invest in a new corporation called NextWave Card Corp (“NCC”) that will develop and provide prepaid stored value programs.

DataWave accounts for this investment under the equity method and records its 50% share of income or loss as equity income (loss) from investee. For the period ended September 30, 2004, DataWave recorded equity income of $31,812 (2003 — $Nil).

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

DataWave’s functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the Company operates. The accounts of the integrated wholly-owned subsidiary amounts denominated in foreign currencies are translated into United States dollars using the current method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at average rates for the period. Gains and losses on foreign currency transactions are included in operations for the period in which they occur.

Where a subsidiary’s functional currency is other than the U.S. dollar, translation adjustments may result from the process of translating that subsidiary’s financial statements into U.S. dollars. These translation adjustments are not included in Net Income but are reported in Other Comprehensive Income, a separate component of Shareholders’ Equity. Foreign currency exchange rate fluctuations between the U.S. and Canadian dollars in the period resulted in an increase in Other Comprehensive Income of $7,430 (in fiscal 2004 — $232,121).

(f)	Cash and cash equivalents

Cash and cash equivalents include cash deposited in DataWave’s vending equipment, cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
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

In addition, the Company applies the following specific revenue recognition policies:

The Company’s revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point-of-sale activated PINs. Sales of prepaid calling cards and point-of-sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed and determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis. The resulting net revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
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
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
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

Effective April 1, 2002, the Company adopted the provisions of the FASB Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”). Under EITF 01-9, the Company’s sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. Previously, the Company included sales and other incentives as a component of Cost of revenues. For the six months ended September 30, 2004, sales and other incentives included as a reduction of revenue totalled $88,593 (in 2003 $91,438 was reclassified from Cost of revenues).

Certain advertising and promotional incentives in which the Company exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in Cost of revenues.

The majority of the Company’s advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred. For the six months ended September 30, 2004 and 2003, advertising expense totalled $11,705 and $73,253 respectively.

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
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
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

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable and other, deposits, restricted cash, and accounts payable and accrued liabilities approximate fair value at September 30, 2004.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
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

At September 30, 2004, the top ten customers accounted for 67% of accounts receivable (2003 – 65%). The Company is also exposed to certain concentration of revenues and economic dependence (Note 5 (c)).

Accounts receivable also includes amounts due from contractors who collect cash from and service the Company’s DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to the Company.

Write-offs of accounts receivable balances were not significant in each of the six month periods ended September 30, 2004 and September 30, 2003.

(iii)	Foreign exchange risk

DataWave is exposed to foreign exchange risks due its sales denominated in Canadian dollars (Note 5 (c)).

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
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
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

(s)	Stock-based compensation

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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s)	Stock-based compensation (continued)

	Sept. 30, 2004	Sept. 30, 2003
Expected life (years)	-	1.0
Expected volatility	-	139%
Risk-free interest rate	-	4.4%

The weighted-average estimated fair values of employee stock options granted during the period ending September 30, 2004 and 2003 were $Nil and $0.21 per share, respectively.

No options were granted in the three months ended September 30, 2004 but if the computed fair values of 2004 and 2003 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

	Sept. 30, 2004	Sept. 30, 2003
Net income - as reported	$ 240,975	$ 277,979
Add: Stock-based employee compensation
expense (recovery) included in reported net
Income	--	--
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(8,375)	(4,195)

Pro forma net income	$ 232,600	$ 273,784

Net income per share - as reported
Basic and diluted	$ 0.01	$ 0.01

Net income per share - pro forma
Basic and diluted	$ 0.01	$ 0.01

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

3.       BALANCE SHEET DETAILS

(a)	Accounts receivable and other

	September 30, 2004	March 31, 2004
Trade accounts receivable - POSA	$3,375,733	$2,397,403
Trade accounts receivable - Other	937,250	1,193,320
Less allowance for doubtful accounts	(12,846)	(12,947)
Input tax credits receivable	618,925	557,396
Tenant inducements (Note 7)	--	166,297
Other receivables	144,833	35,565

	$5,063,895	$4,337,034

(b)	Inventories

	September 30, 2004	March 31, 2004
Part and supplies	$188,340	$139,097
Cards and long-distance phone time	427,369	318,087
PINS and cellular time	3,528,560	1,777,259

	$4,144,269	$2,234,443

(c)	Restricted cash

Restricted cash consists of two cash deposits pledged with banks for letters of credit issued in the amount of $30,000 and $24,000. The deposits mature December 12, 2004 and February 28, 2005, respectively, and bear interest at 4% per annum.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

3.       BALANCE SHEET DETAILS (Continued)

(d)	Machinery and equipment

	September 30, 2004
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment and Software	$1,539,803	$803,727	$736,076
Office equipment	152,042	55,741	96,301
Other machinery and equipment	30,775	24,060	6,715
Parts, supplies, and components	332,078	--	332,078
Vending machines in assembly	28,764	--	28,764
Vending equipment	3,222,304	3,137,964	84,340
POSA equipment	1,639,115	720,997	918,118
Leasehold improvements	307,128	26,014	281,114

	$7,252,009	$4,768,503	$2,483,506

	March 31, 2004
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment and software	$1,455,721	$672,496	$783,225
Office equipment	124,285	46,344	77,941
Other machinery and equipment	30,705	22,819	7,886
Parts, supplies, and components	332,078	--	332,078
Vending machines in assembly	28,764	--	28,764
Vending equipment	3,320,775	3,246,951	73,824
POSA equipment	1,001,559	286,612	714,947
Leasehold improvements	324,699	10,367	314,332

	$6,618,586	$4,285,589	$2,332,997

Vending machines in assembly includes vending machines being built as new vending machines, machines being refurbished and parts and supplies used in new and refurbished machines and as replacement parts for installed vending machines.

For the period ended September 30, 2004, the Company capitalized $10,799 of internal use software costs as computer software (2003 — $ Nil).

Machinery and equipment at September 30, 2004, includes computing equipment and software with a net book value of $273,177 (March 31, 2004 — $316,707) that was acquired under capital lease (Note 8).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

3.       BALANCE SHEET DETAILS (Continued)

(e)	Deferred development costs

During the period ended September 30, 2004 the Company funded development projects to sell suppliers’ products through point-of-sale activation terminals in the Canadian marketplace and to allow a distributor to sell the Company’s products through its own terminals. Development costs incurred after agreements were signed have been deferred and will be amortized over the life of the agreements. Net deferred development costs at September 30, 2004, were $90,532 (March 31, 2004 – $49,335).

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

	September 30, 2004	March 31, 2004
Goodwill	$1,829,759	$1,845,619

Intangible assets	$632,173	$657,342
Less accumulated amortization	(337,292)	(278,813)

Net intangible assets	$294,881	$378,529

Goodwill and intangible assets, net	$2,124,640	$2,224,148

(g)	Accounts payable and accrued liabilities

	September 30, 2004	March 31, 2004
Trade accounts payable - PINs and cellular time	$6,754,495	$3,903,421
Trade accounts payable - Other	1,791,672	1,475,637
Accrued compensation and benefits	117,509	83,965
Co-op and rebate accruals	226,648	256,140
Long-distance time accruals	644,358	700,551
Other accrued liabilities	808,118	495,055
State, local, GST and other taxes payable	740,987	723,242

	$11,083,787	$7,638,011

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

4.       COMMON SHARES

(a)	Authorized

100,000,000 common shares without par value

(b)	Share purchase options

Under the terms of the Stock Option Plan (the “Plan”), the Board of Directors may grant stock options to employees, officers, directors and independent consultants of DataWave and its subsidiaries for their contributions to DataWave. This includes options granted prior to the implementation of the Plan which were deemed to be re-granted under the Plan. Options granted under the Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for the shares of DataWave for the ten trading days immediately preceding the day on which the TSX Venture Exchange receives the required notice that the Board granted the option. In no case will an optionee be granted an option where the number of shares that may be purchased pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of DataWave’s issued and outstanding share capital as of the award date of the option being granted. On plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Plan and as at September 30, 2004, 4,497,500 were available for issuance.

The changes in stock options were as follows:

	Period ended Sept. 30, 2004	Weighted Average Exercise Price	Year ended March 31, 2004	Weighted Average Exercise Price
Balance outstanding,
beginning of period	4,448,902	$0.22	4,971,484	$0.22
Activity during the period:
Options granted	--		450,000	0.21
Options exercised	--		--
Options cancelled / Expired	(3,576,402)	0.25	(972,582)	0.19
Balance outstanding,
end of period	872,500	$0.20	4,448,902	$0.22

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

4.       COMMON SHARES (Continued)

(b)	Share purchase options (continued)

As at September 30, 2004, the following options to acquire common stock were outstanding:

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

DataWave’s revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point-of-sale activated PINs. Sales of prepaid calling cards and point-of-sale activated PINs under third party brands where DataWave is not the primary obligor of the related phone service and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

5.       BUSINESS SEGMENT INFORMATION (Continued)

(a)	Segmented information (continued)

DataWave has total revenues of sales and net agency sales for the three months ended September 30, 2004 and 2003, analyzed by product, as follows:

	Prepaid Long Distance	Prepaid Cellular	Prepaid Internet Products	Fees and Service	Other	Total
Three months ended September30, 2004
Canada	$2,449,341	$--	$--	$547,544	$--	$2,996,885
Mexico	--	--	--	--	18,136	18,136
U.S.	391,080	--	--	83,867	(19,074)	455,873

Sales	2,840,421	--	--	631,411	(938)	3,470,894

Canada	--	22,081,792	96,900	--	--	22,178,693
Mexico	--	--	--	--	--	--
U.S.	1,619,694	--	--	--	--	1,619,694

Gross proceeds received on agency	1,619,694	22,081,792	96,900	--	--	23,798,387
sales
Less payments to suppliers	(205,708)	(21,660,714)	(91,938)	--	--	(21,958,360)

Net agency sales	1,413,986	421,079	4,963	--	--	1,840,027

Canada	2,449,341	421,079	4,963	547,544	--	3,422,926
Mexico	--	--	--	--	18,136	18,136
U.S.	1,805,066	--	--	83,867	(19,074)	1,869,859

Total revenue	4,254,407	421,079	4,963	631,411	(938)	5,310,921
Cost of revenues	3,201,805	--	--	81,078	--	3,282,883

Gross profit	$1,052,602	$421,079	$4,963	$550,333	$(938)	$2,028,038

Three months ended September 30, 2003
Canada	$2,104,273	$--	$--	$349,993	$37,065	$2,491,331
Mexico	--	--	--	--	--	--
U.S.	124,626	--	--	--	(64,141)	60,485

Sales	2,228,899	--	--	349,993	(27,076)	2,551,816

Canada	--	14,891,191	--	--	--	14,891,191
Mexico	--	--	--	--	--	--
U.S.	2,220,584	--	--	--	--	2,220,584

Gross proceeds received on agency	2,220,584	14,891,191	--	--	--	17,111,775
sales
Less payments to suppliers	(491,672)	(14,478,523)	--	--	--	(14,970,195)

Net agency sales	1,728,912	412,668	--	--	--	2,141,580

Canada	2,104,273	412,668	--	349,993	37,065	2,903,999
Mexico	--	--	--	--	--	--
U.S.	1,853,538	--	--	--	64,141)	1,789,397

Total revenue	3,957,811	412,668	--	349,993	(27,076)	4,693,396
Cost of revenues	2,806,731	--	--	46,823	--	2,853,554

Gross profit	$1,151,080	$412,668	$--	$303,170	$(27,076)	$1,839,842

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

5.       BUSINESS SEGMENT INFORMATION (Continued)

(a)	Segmented information (continued)

DataWave has total revenues of sales and net agency sales for the six months ended September 30, 2004 and 2003, analyzed by product, as follows:

	Prepaid Long Distance	Prepaid Cellular	Prepaid Internet Products	Fees and Service	Other	Total
Six months ended September30, 2004
Canada	$4,243,931	$--	$--	$1,017,922	$--	$5,261,853
Mexico	--	--	--	--	37,127	37,127
U.S.	824,840	--	--	96,169	15,112	936,121

Sales	5,068,771	--	--	1,114,091	52,239	6,235,101

Canada	--	40,683,688	140,451	--	--	40,824,139
Mexico	--	--	--	--	--	--
U.S.	3,067,008	--	--	--	--	3,067,008

Gross proceeds received on agency	3,067,008	40,683,688	140,451	--	--	43,891,147
sales
Less payments to suppliers	(266,959)	(39,879,256)	(133,503)	--	--	(40,279,718)

Net agency sales	2,800,049	804,432	6,948	--	--	3,611,429

Canada	4,243,931	804,432	6,948	1,017,922	--	6,073,233
Mexico	--	--	--	--	37,127	37,127
U.S.	3,624,889	--	--	96,169	15,112	3,736,170

Total revenue	7,868,820	804,432	6,948	1,114,091	52,239	9,846,530
Cost of revenues	5,784,883	--	--	145,054	--	5,929,937

Gross profit	$2,083,937	$804,432	$6,948	$969,037	$52,239	$3,916,593

Six months ended September 30, 2003
Canada	$4,126,862	$--	$--	$611,473	$37,065	$4,775,400
Mexico	--	--	--	--	--	--
U.S.	143,404	--	--	--	--	143,404

Sales	4,270,266	--	--	611,473	37,065	4,918,804

Canada	--	25,348,357	--	--	--	25,348,357
Mexico	--	--	--	--	--	--
U.S.	4,031,260	--	--	--	--	4,031,260

Gross proceeds received on agency	4,031,260	25,348,357	--	--	--	29,379,617
sales
Less payments to suppliers	(876,224)	(24,604,943)	--	--	--	(25,481,167)

Net agency sales	3,155,036	743,414	--	--	--	3,898,450

Canada	4,126,862	743,414	--	611,473	37,065	5,518,814
Mexico	--	--	--	--	--	--
U.S.	3,298,440	--	--	--	--	3,298,440

Total revenue	7,425,302	743,414	--	611,473	37,065	8,817,254
Cost of revenues	5,186,500	--	--	117,006	--	5,303,506

Gross profit	$2,338,802	$743,414	$--	$494,467	$37,065	$3,513,748

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

5.       BUSINESS SEGMENT INFORMATION (Continued)

(b)	Geographic information

DataWave has long-lived assets and has earned revenue from sales to customers in the following geographic locations:

	Three months ended and as at September 30
	Revenue		Long -Lived Assets
	2004	2003	2004	2003
Canada	$3,422,926	$2,903,999	$2,311,951	$3,956,206
Mexico	18,136	--	--	--
United States	1,869,859	1,789,397	171,555	43,034

	$5,310,921	$4,693,396	$2,483,506	$3,999,240

	Six months ended and as at September 30
	Revenue		Long -Lived Assets
	2004	2003	2004	2003
Canada	$6,073,233	$5,518,814	$2,311,951	$3,956,206
Mexico	37,127	--	--	--
United States	3,736,170	3,298,440	171,555	43,034

	$9,846,530	$8,817,254	$2,483,506	$3,999,240

Long lived assets consist of machinery and equipment, goodwill and other intangible assets.

(c)	Concentration of sales and economic dependence

The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the period ended September 30, 2004, the top ten customers accounted for 62% of revenues (2003 – 59%). The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

6.       INCOME TAXES

The approximate effects of each type of temporary difference that gives rise to the deferred tax assets are as follows:

	September 30, 2004	March 31, 2004
Deferred income tax assets:
Operating losses carried forward	$1,506,400	$1,527,004
Capital losses carried forward	--	--
Machinery and equipment	250,716	195,507
Intangible assets	64,891	41,746

Total deferred income tax assets	1,822,007	1,764,257
Valuation allowance for income tax assets	(1,822,007)	(1,764,257)

Net deferred income tax assets	$--	$--

As at September 30, 2004, DataWave and its subsidiaries have accumulated net operating losses and capital losses which they can apply against future earnings. The portion of the net operating losses and capital losses carried forward for tax purposes which has not been recognized in the financial statements amounts to approximately $4.0 million and $1.0 million, respectively. The net operating loss carry forwards commenced expiring in 2003 and the capital loss carry forwards expire in fiscal year 2005.

7.       DEFERRED INDUCEMENT

In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. The agreement included cash inducements for leasehold improvements of $289,194. Also included were inducements for free rent. At September 30, 2004, the deferred rent inducement was $319,360 less the current portion of $28,126 (2003 — $Nil).

8.       CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease are as follows:

2005	$78,259
2006	95,304

Total minimum lease payments	173,563
Less: amount representing interest	15,533

158,030
Less: current portion	68,430

Balance of obligation	$89,601

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

9.       COMMITMENTS

DataWave has the following future minimum payments with respect to capital lease obligations and operating leases for office space, computer and office equipment:

2005	$398,077
2006	417,131
2007	298,863
2008	293,687
2009	339,052
Thereafter	1,044,620

$2,791,430

Rent expense for the period ended September 30, 2004, was $127,468 (2003 — $117,001).

10.        DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

These consolidated financial statements, as presented in accordance with U.S. GAAP, are presented in accordance with Canadian GAAP, and are as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

10.        DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

CONSOLIDATED BALANCE SHEETS

	As at
	Sept. 30,	March 31,	March 31,
	2004	2004	2004
	(U.S. GAAP)	(U.S. GAAP)	Comparative as Previously Reported (Canadian GAAP)
Assets
Current
Cash and cash equivalents	$2,249,931	$852,406	$852,406
Accounts receivable and other	5,063,895	4,337,034	4,337,034
Inventories	4,144,269	2,234,443	2,234,443
Prepaid expenses and deposits	359,652	451,377	451,377

Total current assets	11,817,747	7,875,260	7,875,260
Restricted cash	54,000	54,000	54,000
Machinery and equipment, net	2,483,506	2,332,997	2,251,112
Deferred development costs	90,532	49,335	49,335
Other long term receivables	110,865	110,865	110,865
Goodwill	1,829,759	1,845,619	1,721,200
Intangible assets, net	294,881	378,529	321,105

Total assets	$16,681,290	$12,646,605	$12,382,877

Liabilities
Current
Accounts payable and accrued liabilities	$11,083,787	$7,638,011	$7,638,011
Deferred revenue	413,959	61,572	61,572
Current portion of capital lease obligation	68,429	64,641	64,641
Current portion of deferred inducement	28,126	27,716	27,716

Total current liabilities	11,594,301	7,791,940	7,791,940
Capital lease obligations	89,601	125,026	125,026
Deferred income taxes	276,711	267,766	267,766
Deferred inducements	291,234	280,835	280,835

Total liabilities	12,251,847	8,465,567	8,465,567

Shareholders' equity
Common shares
Authorized: 100,000 common shares, no par value
Issued
43,889,334 shares issued and outstanding at
September 30, 2004 and March 31, 2004 respectively	15,006,743	15,006,743	15,006,743
Additional paid in capital	2,725,492	2,725,492	--
Contributed surplus	--	--	933,738
Accumulated other comprehensive income	285,396	277,966	--
Accumulated deficit	(13,588,188)	(13,829,163)	(12,023,171)

Total shareholders' equity	4,429,443	4,181,038	3,917,310

Total liabilities and shareholders' equity	$16,681,290	$12,646,605	$12,382,877

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

10. DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30,			Six months ended September 30,
	2004	2003	2003	2004	2003	2003
	(U.S. GAAP)	(U.S. GAAP)	Comparative as Previously Reported (Canadian GAAP)	(U.S. GAAP)	(U.S. GAAP)	Comparative as Previously Reported (Canadian GAAP)
Revenue
Sales	$3,470,894	$2,551,816	$2,551,816	$6,235,101	$4,918,804	$4,918,804
Net agency sales	1,840,027	2,141,580	2,141,580	3,611,429	3,898,450	3,898,450

Total revenue	5,310,921	4,693,396	4,693,396	9,846,530	8,817,254	8,817,254

Operating costs and expenses
Cost of revenues	3,282,883	2,853,554	2,853,554	5,929,937	5,303,506	5,303,506
General and administrative	819,880	769,735	769,735	1,578,668	1,408,064	1,408,064
Selling and marketing	399,384	412,872	412,872	826,374	824,137	824,137
Product development	331,146	370,878	370,878	621,401	746,036	746,036
Merger costs	93,873	--	--	167,015	--	--
Depreciation and amortization	303,039	198,899	294,599	552,649	362,444	281,737

Total operating costs and expenses	5,230,205	4,605,938	4,701,638	9,676,044	8,644,187	8,563,480

Operating income (loss)	80,716	87,458	(8,242)	170,486	173,067	253,774
Other income	3,454	76,028	76,028	2,894	85,436	85,436
Equity income from investee	35,367	--	--	31,812	--	--
Gain (loss) on foreign exchange	39,210	(2,361)	(2,361)	35,783	19,476	19,476

Income before income taxes	158,747	161,125	65,425	240,975	277,979	358,686
Income taxes	--	--	--	--	--	--

Net income for the period	$158,747	$161,125	$65,425	$240,975	$277,979	$358,686

Net income per share
Basic and diluted	$0.00	$0.00	$0.00	$0.01	$0.01	$0.01

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

10.        DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

The following is a reconciliation of the financial position and results of operations of the Company under U.S. GAAP and Canadian GAAP:

Consolidated Balance Sheets

	September 30, 2004	March 31, 2004
Total assets, U.S. GAAP	$16,681,290	$12,646,605
Effect of foreign currency translation adjustment
Machinery and equipment	(121,813)	(81,885)
Goodwill	(108,559)	(124,419)
Other intangible assets	(22,892)	(57,424)

Total assets, Canadian GAAP	$16,428,026	$12,382,877

Total liabilities, U.S. GAAP and Canadian GAAP	$12,251,847	$8,465,567

Shareholders' equity, U.S. GAAP	$4,429,443	$4,181,038
Effect of foreign currency translation adjustment
Accumulated deficit	32,1324	14,238
Other comprehensive income	(285,396)	(277,966)

Total shareholders' equity, Canadian GAAP	$4,176,179	$3,917,310

Consolidated Statements of Operations

	Three months ended September 30		Six months ended September 30
	2004	2003	2004	2003
Net income for the period, U.S. GAAP	$158,747	$161,125	$240,975	$277,979
Effect of foreign currency translation
adjustment
Depreciation and amortization	9,012	(95,700)	9,012	80,707

Net income for the period, Canadian GAAP	$167,759	$65,425	$258,869	$358,686

Basic and diluted income per share
under Canadian GAAP	$0.00	$0.00	$0.01	$0.01

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

10.        DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the six month periods ended September 30, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

10.        DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

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

11.       OTHER MATERIAL EVENTS

On April 23rd, 2004 DataWave announced that it signed a Letter Agreement with Integrated Data Corp. (“IDC”) whereby IDC will acquire DataWave by merger in which shareholders of DataWave will be issued shares of IDC in exchange for all the issued and outstanding shares of DataWave. The proposed merger is subject to a number of conditions including the approval of DataWave shareholders and regulatory approvals. A Definitive Agreement was approved and signed on June 2, 2004. On November 9th, 2004, the parties mutually agreed to terminate the proposed merger.

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

Management’s Summary

Revenues for the six months ended September 30, 2004 were $9,846,530 compared with $8,817,254 for fiscal 2004. Revenues increased in all business areas. Total gross margin percentage for the six months of 39.8% is unchanged from the same period last year. Gross margin at $3,916,593 increased by 11% or $402,845 over the same period last year. While the gross margin earned in prepaid long distance decreased by $154,865 this was offset by increases in prepaid cellular margins of $61,018, fees and services margins of $474,570 and margins from other business of $15,174.

Operating costs and expenses, excluding cost of revenues for the six months increased by $405,026 to $3,746,107 for fiscal 2004 compared with $3,340,681 for fiscal 2004. Merger costs of $167,015, increased deprecation costs of $190,205 and increases in general and administrative expenses of $170,604 were offset by a reduction in product development costs. Selling and marketing expenses were unchanged from the same period last year.

Net income for six months ended September 30, 2004 of $240,975 was $37,004 less than the same period in fiscal 2004. Net income before merger costs was $407,990 or 47% higher than fiscal 2004.

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

	September 30, 2004	September 30, 2003
Canada
POSA terminals (owned)	3,587	1,553
POSA terminals (serviced or host to host)	636	240
United States
DTMs	1,012	1,019
Traditional machine units	4	11
Over-the counter units (terminals)	279	300
POSA terminals (serviced or host to host)	145	--
Mexico
POSA terminals (serviced or host to host)	200	--

Total	5,863	3,123

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

Impairment of long-lived assets, including goodwill

We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Changes in estimates of cash flow may impact our determination of recoverability. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For each of the three months ended September 30, 2004 and 2003, no such impairment losses were identified.

Deferred income taxes

We have significant tax assets relating to historical operating losses. Based on our assessment of the certainty of likelihood of realization we have recorded a full valuation allowance against such assets and have recorded no related tax asset. Future conditions that impact our assessment of such realization may impact the recognition of such assets.

Selected Financial Operating Data

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Revenue
Sales	65.4%	54.4%	63.3%	55.8%
Net agency sales	34.6%	45.6%	36.7%	44.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses
Cost of revenues	61.8%	60.8%	60.2%	60.1%
General and administrative	15.4%	16.4%	16.0%	16.0%
Selling and marketing	7.5%	8.8%	8.4%	9.3%
Product development	6.2%	7.9%	6.3%	8.5%
Merger costs	1.8%	--	1.7%	--
Depreciation and amortization	5.7%	4.2%	5.6%	4.1%
Total operating costs and expenses	98.5%	98.1%	98.3%	98.0%
Operating income	1.5%	1.9%	1.7%	2.0%
Other income	0.1%	1.6%	0.0%	1.0%
Equity income from investee	0.7%	0.0%	0.3%	0.0%
Gain (loss) on foreign exchange	0.7%	-0.1%	0.4%	0.2%
Income before income taxes	3.0%	3.4%	2.4%	3.2%
Income taxes	0.0%	0.0%	0.0%	0.0%
Net income	3.0%	3.4%	2.4%	3.2%

Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003

Revenues

Revenues were $5,310,921 for the quarter ended September 30, 2004 compared with $4,693,396 for the quarter ended September 30, 2003. Revenues in the quarter for the core business of prepaid long distance increased in both Canada and the U.S. compared with same period last year.

Our net revenues in Canada increased by 17.9% to $3,422,926 for the quarter ended September 30, 2004 compared to $2,903,999 for the quarter ended September 30, 2003.

Gross proceeds for prepaid cellular and prepaid internet products were $22,178,692 in the quarter compared with $14,891,191 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the quarter net agency sales from this business were $426,042 compared with $412,668 in the same period last year. This business generated transaction fees of $631,411 for the quarter compared with $349,993 in the same period last year.

Revenues in Mexico were $18,136 for the quarter ended September 30, 2004. In October 2003, we signed an agreement with Alestra, the company that provides AT&T’s broadband and added value services in Mexico.

Net revenues for the quarter in the United States, primarily from the retail sale of prepaid calling cards through our network of intelligent vending machines, were $1,869,859 for the quarter compared with $1,789,397 in the same period last year, an increase of 4.5%. Free-standing machine revenue increased but recharge revenues decreased slightly.

Cost of Revenues

Cost of revenues was $3,282,883 or 61.8% of revenues, for the quarter ended September 30, 2004, compared to $2,853,554 or 60.8% of revenues, during the quarter ended September 30, 2003. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time and various services related to supplying and maintaining our network systems, including transaction processing costs. In the United States, additional costs are incurred for site commissions and servicing and maintaining our network of free standing machines.

Gross margin increased to $2,028,038 for the quarter ended September 30, 2004 compared with $1,839,942 for the same period last year. Prepaid cellular and prepaid internet products operate on a margin of less than 2% (revenue is accounted for on a net agency basis), compared with margins of 25% on prepaid long distance. Gross margin for the new business (including transaction fees) was $976,374 or 48% of the total in the current quarter.

Gross margin on prepaid long distance was $1,052,602 for the quarter compared with $1,151,080 in the same period last year; margins decreased from 29.1% for the quarter last year to 24.7% in the current quarter.

General and Administrative

General and administrative expenses were $819,880 or 15.4% of revenues during the quarter ended September 30, 2004, compared to $769,735 or 16.4% of revenues during the same period last year. Salary costs increased as certain costs previously allocated to product development are now included in general and administrative expense.

Selling and Marketing Expenses

Selling and marketing expenses were $399,384 or 7.5% of revenues during the quarter ended September 30, 2004, as compared to $412,872 or 8.8% of revenues during the quarter ended September 30, 2003.

Selling expenses consist primarily of salaries and the associated employee expenses.

Product Development Expenses

Product development expenses were $331,146 (6.2% of revenues) during the quarter ended September 30, 2004, compared to $370,878 (7.9% of revenues) during the quarter ended September 30, 2003. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Development costs incurred after technological feasibility was established for programs associated with specific customers were deferred and will be amortized over the life of the agreements.

Depreciation and Amortization

Depreciation and amortization expense increased to $303,039 or 5.7% of revenues during the quarter ended September 30, 2004, from $198,899 or 4.2% of revenues for the quarter ended September 30, 2003. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 and is being depreciated on a straight line basis over three years.

Amortization of intangible assets was $24,558 for the quarter ended September 30, 2004. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T’s Canadian prepaid card operations. The customer list is being amortized on a straight-line basis over six years. We periodically evaluate the recoverability of the carrying value of the intangible assets (goodwill and customer list) by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets.

Six Months Ended September 30, 2004 compared to the Six Months Ended September 30, 2003

Revenues

Revenues were $9,846,530 for the six months ended September 30, 2004 compared with $8,817,254 for the six months ended September 30, 2003. Revenues in the six months for the core business of prepaid long distance increased in both Canada and the U.S. compared with same period last year.

Our net revenues in Canada increased by 10% to $6,073,233 for the six months ended September 30, 2004 compared to $5,518,814 for the six months ended September 30, 2003.

Gross proceeds for prepaid cellular and prepaid internet products were $40,824,139 in the six months compared with $25,348,357 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the six months net agency sales from this business were $811,380 compared with $743,414 in the same period last year. This business generated transaction fees of $1,114,091 for the six months compared with $611,473 in the same period last year.

Revenues in Mexico were $37,127 for the six months ended September 30, 2004. In October 2003, we signed an agreement with Alestra, the company that provides AT&T’s broadband and added value services in Mexico.

Net revenues for the six months in the United States, primarily from the retail sale of prepaid calling cards through our network of intelligent vending machines, were $3,736,170 compared with $3,298,440 in the same period last year, an increase of 13.3%. Free-standing machine revenue increased but recharge revenues decreased slightly.

Our ten largest customers accounted for 62% of revenues in the six months ended September 30, 2004 compared with 59% for the same period last year. We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

Cost of Revenues

Cost of revenues was $5,929,937 or 60.2% of revenues, for the six months ended September 30, 2004, compared to $5,303,506 or 60.1% of revenues, during the six months ended September 30, 2003. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time and various services related to supplying and maintaining our network systems, including transaction processing costs. In the United States, additional costs are incurred for site commissions and servicing and maintaining our network of free standing machines.

Gross margin increased to $3,916,593 for the six months ended September 30, 2004 compared with $3,513,748 for the same period last year. Prepaid cellular and prepaid internet products operates on a margin of less than 2% (revenue is accounted for on a net agency basis), compared with margins of 27% on prepaid long distance. Gross margin for the new business (including transaction fees) was $1,780,417 or 45% of the total in the current period.

Gross margin on prepaid long distance was $2,083,937 for the six months compared with $2,338,802 in the same period last year; margins decreased from 31% for the six months last year to 26.5% in the current six month period.

General and Administrative

General and administrative expenses were $1,578,668 or 16.0% of revenues for the six months ended September 30, 2004, compared to $1,408,064 or 16.0% of revenues during the same period last year. Salary costs increased as certain costs previously allocated to product development are now included in general and administrative expense.

Selling and Marketing Expenses

Selling and marketing expenses were $826,374 or 8.4% of revenues during the six months ended September 30, 2004, as compared to $824,137 or 9.3% of revenues during the six months ended September 30, 2003.

Selling expenses consist primarily of salaries and the associated employee expenses.

Product Development Expenses

Product development expenses were $621,401 (6.3% of revenues) during the six months ended September 30, 2004, compared to $746,036 (8.5% of revenues) during the six months ended September 30, 2003. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Development costs incurred after technological feasibility was established for programs associated with specific customers were deferred and will be amortized over the life of the agreements. The net amount deferred at September 30, 2004 is $90,532 (September 30, 2003 — $Nil).

Depreciation and Amortization

Depreciation and amortization expense increased to $552,649 or 5.6% of revenues during the six months ended September 30, 2004, from $362,444 or 4.1% of revenues for the six months ended September 30, 2003. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 and is being depreciated on a straight line basis over three years.

Amortization of intangible assets was $49,116 for the six months ended September 30, 2004. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T’s Canadian prepaid card operations. The customer list is being amortized on a straight-line basis over six years. We periodically evaluate the recoverability of the carrying value of the intangible assets (goodwill and customer list) by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets.

Liquidity and Capital Resources

We have financed our operations, including development, from cash flow generated from our operating activities during fiscal 2005 and 2004. We have working capital of $223,446 at September 30, 2004 compared with a deficit of $121,684 at September 30, 2003. We use cash to pay trade payables, finance the expansion of our wholesale Canadian prepaid long distance phone operations into small independent retail stores; and finance our entrance into wholesale point-of-sale prepaid cellular sales in the Canadian marketplace.

Cash and cash equivalents at September 30, 2004 were $2,249,931 compared with $1,999,280 at September 30, 2003.

Our operating activities provided cash of $2,015,013 during the six months ended September 30, 2004 compared with $340,975 during the six months ended September 30, 2003. The increase in operating cash flow is due to management of receivables and inventory and payments to suppliers. The increase in operating cash flow for the six months ended September 30, 2004 is due to:

— accounts payable and accrued liabilities increased by $3,445,776 including $2,851,074 for wireless products (PINs and cellular airtime), and

— deferred revenue increased by $352,387, primarily for sales of prepaid long distance telephone time, and is offset by;

— accounts receivable increased by $726,861, primarily for sales of point-of-sale dispensed products. This is due to the growth in sales of prepaid cellular, and

— inventories increased by $1,909,826, primarily as a result of the growth in sales of prepaid cellular PINs products. Inventory levels represent approximately ten days sales.

Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are paid within twenty days; as at September 30, 2004, all accounts receivable for cellular products outstanding at the end of the year had been paid. Inventories for cellular products are maintained at levels to support ten days sales and are turned over three times a month. We actively manage working capital – inventory, accounts receivable and accounts payable – by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2005 will be sufficient to finance our capital investments, primarily for additional POSA terminals.

Cash used for investing in capital expenditures for machinery and equipment was $585,851 in the six months compared with $480,758 in the same period last year. Expenditures in the six months are attributable to capital expenditures for terminals used to dispense point-of-sale prepaid cellular PINs in Canada. We have completed installation of more than 1,300 point-of-sale terminals in Canada during the six months which brings our total point-of-sale terminals installed in Canada to approximately 3,600.

The following table sets forth our best estimates of material long-term obligations as of September 30, 2004 including operating lease commitments for office space, computer and office equipment. The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. We expect that these commitments will become due in fiscal 2005 and future years. Our contractual obligations as of September 30, 2004 were:

Contractual Obligations	Payments Due by Period
	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$155,623	$66,022	$89,601	$--	$--
Operating Leases	2,635,807	332,055	920,080	339,052	1,044,620

Total Obligations	$2,791,430	$398,077	$1,009,681	$339,052	$1,044,620

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

Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are static and may decline. Revenues generated from the promotional sale of prepaid long distance phone cards continue to decline. Cost of revenues is expected to increase somewhat as a percent of sales due to higher sales commission costs, transaction processing costs and other direct expenses; this will be offset by a decline in the cost of time, which is the major component of cost of revenue, as a result of renegotiating lower rates.

Product development costs are expected to continue at similarly high levels due to the continued development of our network systems, the InOneCard.com web site, and the development of new products.

Item 3 Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2004, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at March 31, 2004, the fair value would decline by an immaterial amount. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. dollar denominated cash and money market investments.

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

Item 4 Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Company’s chairman and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s chairman and chief executive officer. Based upon that evaluation, our Company’s chairman and chief executive officer concluded that our Company’s disclosure controls and procedures are effective.

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

PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.

INDEX

Exhibit Number	Description

1.1	Certificate of Continuance, Articles of Continuance, Notice of Address and Notice of Directors and
Officers (1)
1.2	Bylaws No. 1 (1)
2.1	Letter Agreement with Integrated Data Corp.
2.2	Agreement and Plan of Merger by and between Integrated Data Corp. and DataWave Systems Inc.
2.3	News Release on FY2004 earnings
21.1	Subsidiaries
DataWave Services (Canada) Inc., incorporated pursuant to the laws of British Columbia
DataWave Systems (U.S.) Inc., incorporated pursuant to the laws of Nevada
CXP Canada Inc. (formerly Phone Line International Inc.,) incorporated pursuant to the laws of Canada
Cardxpress Vending, Inc., incorporated pursuant to the laws of Delaware
31.1	Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 of Josh Emanuel
31.2	Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 of John Gunn
32.1	Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of Josh Emanuel
32.2	Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 of John Gunn

**Filed herewith

(1) Incorporated by reference from our Form 20-F Annual Report, filed on August 31, 2001

(2) Previously filed as exhibits with the Registrant’s Form 8-K filed on April 23, 2004.

(3) Previously filed as exhibits with the Registrant’s Form 8-K filed on June 4, 2004.

(4) Previously filed as exhibits with the Registrant’s Form 8-K filed on July 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DataWave Systems Inc.
(Registrant)

By /s/ Josh Emanuel
Chairman and Chief Executive Officer

Date November 15, 2004

By /s/ John Gunn
General Manager, Chief Financial Officer

Date November 15, 2004