Form 10QSB
period 2004-12-31
DATAWAVE SYSTEMS INC
filed 2005-02-14
CIK 1000157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2004

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

Yes _______ No ___X____

Common shares outstanding at December 31, 2004 43,889,334

ii

DATAWAVE SYSTEMS INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		1
Item 1	Financial Statements	1
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4	Controls and Procedures	41
PART II OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	42

iii

NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including exhibits hereto, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are typically identified by the words “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy”, or words of similar meaning. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements. The Company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors, except as required by law.

PART I        FINANCIAL INFORMATION

Item 1     Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars and presented in accordance with U.S. GAAP)
(Unaudited)

	December 31 2004	March 31 2004
Assets
Current
Cash and cash equivalents	$4,009,010	$852,406
Restricted cash (Note 3 (c))	40,000	--
Accounts receivable and other (Note 3 (a))	6,166,286	4,337,034
Inventories (Note 3 (b))	5,187,949	2,234,443
Prepaid expenses and deposits	450,218	451,377

Total current assets	15,853,463	7,875,260
Restricted cash (Note 3 (c))	--	54,000
Machinery and equipment, net (Note 3 (d))	2,450,719	2,332,997
Equity investment (Note 2 (c))	22,630	--
Deferred development costs (Note 3 (e))	91,013	49,335
Other long term receivables (Note 7)	110,865	110,865
Goodwill (Note 3 (f))	1,861,260	1,845,619
Intangible assets, net (Note 3 (f))	279,962	378,529

Total assets	$20,669,912	$12,646,605

Liabilities
Current
Accounts payable and accrued liabilities (Note 3 (g))	$14,308,315	$7,638,011
Deferred revenue	714,364	61,572
Current portion of capital lease obligations (Note 8)	71,602	64,641
Current portion of deferred inducement (Note 7)	28,940	27,716

Total current liabilities	15,123,221	7,791,940
Capital lease obligations (Note 8)	70,150	125,026
Deferred income taxes (Note 6)	276,705	267,766
Deferred inducement (Note 7)	304,486	280,835

Total liabilities	15,774,562	8,465,567

Commitments (Note 9)
Shareholders' equity
Common shares
Authorized, 100,000,000 common shares, no par value
Issued
43,889,334 shares issued and outstanding
at December 31, 2004 and March 31, 2004 respectively	15,006,743	15,006,743
Additional paid-in capital	2,725,492	2,725,492
Accumulated other comprehensive income	369,808	277,966
Accumulated deficit	(13,206,693)	(13,829,163)

Total shareholders' equity	4,895,350	4,181,038

Total liabilities and shareholders' equity	$20,669,912	$12,646,605

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars and presented in accordance with U.S. GAAP)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Revenue
Sales	$4,903,379	$2,417,266	$11,138,480	$7,336,070
Net agency sales (Note 5)	1,845,108	2,155,221	5,456,537	6,119,157

Total revenue	6,748,487	4,572,487	16,595,017	13,455,227

Operating costs and expenses
Cost of revenues	4,424,719	2,648,521	10,354,656	7,951,314
General and administrative	773,206	801,460	2,351,874	2,209,524
Selling and marketing	562,264	374,188	1,388,638	1,198,325
Product development	305,435	374,821	926,836	1,120,857
Merger costs (Note 11)	32,229	--	199,244	--
Depreciation and amortization	328,454	275,706	881,103	638,150

Total operating costs and expenses	6,426,307	4,474,696	16,102,351	13,118,170

Operating income	322,180	97,791	492,666	337,057
Other income	(644)	7,991	2,250	27,228
Equity income from investee	55,309	--	87,121	--
Gain on foreign exchange	4,650	17,153	40,433	36,629

Income before income taxes	381,495	122,935	622,470	400,914
Income taxes (Note 6)	--	--	--	--

Net income	$381,495	$122,935	$622,470	$400,914

Net income per share
Basic and diluted	$0.01	$0.00	$0.01	$0.01

Weighted-average number of common
shares - basic and diluted	43,889,334	43,889,334	43,889,334	43,889,334

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in United States dollars and presented in accordance with U.S. GAAP)
(Unaudited)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance, April 1, 2003	43,889,334	$15,006,743	$2,725,492	$45,845	$(14,323,599)	$3,454,481
Net income		--	--	494,436	494,436
Foreign currency
translation adjustment		--	--	232,121	--	232,121

Comprehensive income		--	--	--	--	726,557

Balance, March 31, 2004	43,889,334	15,006,743	2,725,492	277,966	(13,829,163)	4,181,038
Net income		--	--	622,470	622,470
Foreign currency
translation adjustment		--	--	91,842	--	91,842

Comprehensive income		--	--	--	--	714,312

Balance, December 31, 2004	43,889,334	$15,006,743	$2,725,492	$369,808	$(13,206,693)	$4,895,350

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars and presented in accordance with U.S. GAAP)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Operating activities
Net income	$381,495	$122,935	$622,470	$400,914
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	328,454	275,706	881,103	638,150
Equity income from investee	(55,309)	--	(87,121)	--
Net change in non-cash
operating assets and liabilities
Accounts receivable and other	(1,102,391)	(807,845)	(1,829,252)	(2,705,158)
Inventories	(1,043,680)	(1,161,265)	(2,953,506)	(1,613,951)
Prepaid expenses and deposits	(90,566)	(189,660)	1,159	(378,844)
Accounts payable and accrued liabilities	3,224,528	1,608,520	6,670,304	3,943,393
Deferred revenue	300,405	(24,476)	652,792	(119,614)

Net cash provided by (used in) operating
activities	1,942,936	(176,085)	3,957,949	164,890

Investing activity
Restricted cash	14,000	--	14,000	--
Equity investment	(22,630)	--	(22,630)	--
Purchase of machinery and equipment	(158,949)	(153,932)	(744,800)	(634,690)

Net cash (used in) investing activity	(167,579)	(153,932)	(753,430)	(634,690)

Financing activity
Repayment of capital lease obligations	(16,278)	--	(47,915)	--

Net cash (used in) financing activity	(16,278)	--	(47,915)	--

Increase (decrease) in cash	1,759,079	(330,017)	3,156,604	(469,800)
Cash and cash equivalents, beginning of
period	2,249,931	1,999,280	852,406	2,139,063

Cash and cash equivalents, end of period	$4,009,010	$1,669,263	$4,009,010	$1,669,263

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

1.	DESCRIPTION OF BUSINESS

DataWave Systems Inc. (the “Company” or “DataWave”) sells and distributes prepaid products using proprietary systems for activating products at the point-of-sale. DataWave designs, develops, produces, owns and manages a proprietary, intelligent, automated, direct merchandising network (the “DataWave System”). The DataWave System is comprised of point-of-sale-activation (“POSA”) terminals, free-standing “smart” machines (“DTMs”), and cash registers or web-based applications. All of these devices are connected to proprietary server and database systems through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing multiple prepaid products and services. In addition, DataWave sells prepaid calling cards and point-of-sale activated prepaid cellular personal identification numbers (“PINs”) on a wholesale basis to certain retail operators and other customers.

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

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

(b)	Principles of consolidation

The consolidated financial statements include the accounts of DataWave and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Equity investment

In December 2002, DataWave entered into an agreement to invest in a new corporation called NextWave Card Corp (“NCC”) that will develop and provide prepaid stored value programs.

DataWave accounts for this investment under the equity method and records its 50% share of income or loss as equity income (loss) from investee. For the nine months ended December 31, 2004, DataWave recorded equity income of $87,121 (2003 — $Nil).

At December 31, 2004, DataWave has an equity investment of $22,630 (March 31, 2004 $Nil).

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

DataWave’s functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the Company operates. The accounts of the wholly-owned subsidiary amounts denominated in foreign currencies are translated into United States dollars using the current method of foreign currency translation. Under this method, assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at average rates for the period. Gains and losses on foreign currency transactions are included in operations for the period in which they occur.

Where a subsidiary’s functional currency is other than the U.S. dollar, translation adjustments may result from the process of translating that subsidiary’s financial statements into U.S. dollars. These translation adjustments are not included in Net Income but are reported in Other Comprehensive Income, a separate component of Shareholders’Equity. Foreign currency exchange rate fluctuations between the U.S. and Canadian dollars in the period resulted in an increase in Other Comprehensive Income of $91,842 for the nine months ended December 31, 2004 (in fiscal 2004 — $232,121).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
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

(i)	Revenue recognition

Revenues are recognized when the following criteria are met:

–	persuasive evidence of an arrangement exists

–	delivery has occurred or services have been rendered

–	the price is fixed or determinable, and

–	collectibility is reasonably assured.

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
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
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
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
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

The majority of the Company’s advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred. For the nine months ended December 31, 2004 and 2003, advertising expense totalled $81,876 and $47,232 respectively.

(m)	Machinery and equipment

Machinery and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of machinery and equipment as follows:

Computer equipment and software	30% declining balance
Office equipment	20% declining balance
Other machinery and equipment	30% declining balance
Vending, DTM and POSA equipment	3 years straight-line
Leasehold improvements	from 4 to 10 years straight-line

Parts, supplies and components are depreciated when they are put in use.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
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

SFAS 142 (Goodwill and Other Intangible Assets ) requires that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, these amounts are subject to an annual fair-value based impairment assessment and whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.

Other intangible assets comprised of customer lists is being amortized over 6 years, management’s best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up.

(p)	Financial instruments

(i)	Fair value

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable and other, deposits, restricted cash, and accounts payable and accrued liabilities approximate fair value at December 31, 2004.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
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

At December 31, 2004, the top ten customers accounted for 62% of accounts receivable (2003 – 68%). The Company is also exposed to certain concentration of revenues and economic dependence (Note 5 (c)).

Accounts receivable also includes amounts due from contractors who collect cash from and service the Company’s DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to the Company.

Write-offs of accounts receivable balances were not significant in each of the nine month periods ended December 31, 2004 and December 31, 2003.

(iii)	Foreign exchange risk

DataWave is exposed to foreign exchange risks due its sales denominated in Canadian dollars.

(q)	Income taxes

DataWave uses the deferred income tax asset and liability method of accounting for income taxes, and deferred income assets and liabilities are recorded based on temporary differences between the carrying amounts of balance sheet items and their corresponding tax bases. In addition, the future benefit of income tax assets, including unused tax losses, are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such losses ultimately will be utilized. The standards also require that the deferred income tax assets and liabilities be measured using enacted tax rates and laws that are expected to apply when the tax assets or liabilities are to be either settled or realized.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s)	Stock-based compensation (continued)

	December 31, 2004	December 31, 2003
Expected life (years)	-	0.3
Expected volatility	-	83%
Risk-free interest rate	-	2.6%

The weighted-average estimated fair values of employee stock options granted during the period ending December 31, 2004 and 2003 were $Nil and $0.22 per share, respectively.

No options were granted in the three months ended December 31, 2004 but if the computed fair values of 2004 and 2003 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

	Three months ended December 31
	2004	2003
Net income - as reported	$381,495	$122,935
Add: Stock-based employee compensation
expense (recovery) included in reported net Income	--	--
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(1,644)	(4,302)

Pro forma net income	$379,851	$118,633

Net income per share - as reported
Basic and diluted	$0.01	$0.00

Net income per share - pro forma
Basic and diluted	$0.01	$0.00

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

(s)	Stock-based compensation (continued)

	Nine months ended December 31
	2004	2003
Net income - as reported	$622,470	$400,914
Add: Stock-based employee compensation
expense (recovery) included in reported net Income	--	--
Deduct: Total stock-based employee
compensation expense determined under fair value based
method for all awards	(10,019)	(6,009)

Pro forma net income	$612,451	$394,905

Net income per share - as reported
Basic and diluted	$0.01	$0.01

Net income per share - pro forma
Basic and diluted	$0.01	$0.01

3.	BALANCE SHEET DETAILS

(a)	Accounts receivable and other

	December 31, 2004	March 31, 2004
Trade accounts receivable - POSA	$3,053,248	$2,397,403
Trade accounts receivable - Other	2,162,203	1,193,320
Less allowance for doubtful accounts	(15,437)	(12,947)
Input tax credits receivable	795,570	557,396
Tenant inducements (Note 7)	--	166,297
Other receivables	170,702	35,565

	$6,166,286	$4,337,034

(b)	Inventories

	December 31, 2004	March 31, 2004
Part and supplies	$208,379	$139,097
Cards and long-distance phone time	250,904	318,087
PINs and cellular time	4,728,666	1,777,259

	$5,187,949	$2,234,443

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

3.	BALANCE SHEET DETAILS (Continued)

(c)	Restricted cash

Restricted cash consists of two cash deposits pledged with banks for letters of credit issued in the amount of $24,000 and $16,000. The deposits mature February 28, 2005 and October 18, 2005 and bear interest at 4% and 1.74% per annum respectively.

(d)	Machinery and equipment

	December 31, 2004
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment and Software	$1,621,296	$884,357	$736,939
Office equipment	153,052	60,656	92,396
Other machinery and equipment	30,848	24,715	6,133
Parts, supplies, and components	332,078	--	332,078
Vending machines in assembly	28,764	--	28,764
Vending equipment	3,244,071	3,153,987	90,084
POSA equipment	1,736,383	849,802	886,581
Leasehold improvements	312,342	34,598	277,744

	$7,458,834	$5,008,115	$2,450,719

	March 31, 2004
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment and software	$1,455,721	$672,496	$783,225
Office equipment	124,285	46,344	77,941
Other machinery and equipment	30,705	22,819	7,886
Parts, supplies, and components	332,078	--	332,078
Vending machines in assembly	28,764	--	28,764
Vending equipment	3,320,775	3,246,951	73,824
POSA equipment	1,001,559	286,612	714,947
Leasehold improvements	324,699	10,367	314,332

	$6,618,586	$4,285,589	$2,332,997

Vending machines in assembly includes vending machines being built as new vending machines, machines being refurbished, parts and supplies used in new and refurbished machines and as replacement parts for installed vending machines.

For the period ended December 31, 2004, the Company capitalized $20,497 of internal use software costs as computer software (2003 — $ Nil).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

3.	BALANCE SHEET DETAILS (Continued)

Machinery and equipment at December 31, 2004, includes computing equipment and software with a net book value of $245,446 (March 31, 2004 — $316,707) that was acquired under capital lease (Note 8).

(e)	Deferred development costs

During the period ended December 31, 2004 the Company funded development projects to sell suppliers’ products through point-of-sale activation terminals in the Canadian marketplace and to allow a distributor to sell the Company’s products through its own terminals. Development costs incurred after agreements were signed have been deferred and will be amortized over the life of the agreements. Net deferred development costs at December 31, 2004, were $91,013 (March 31, 2004 – $49,335).

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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

(f)	Goodwill and other intangible assets (continued)

	December 31, 2004	March 31, 2004
Goodwill	$1,861,260	$1,845,619

Intangible assets	$632,173	$657,342
Less accumulated amortization	(352,211)	(278,813)

Net intangible assets	$279,962	$378,529

Goodwill and intangible assets, net	$2,141,222	$2,224,148

(g)	Accounts payable and accrued liabilities

	December 31, 2004	March 31, 2004
Trade accounts payable - PINs and cellular time	$8,352,693	$3,903,421
Trade accounts payable - Other	3,393,987	1,475,637
Accrued compensation and benefits	28,897	83,965
Co-op and rebate accruals	327,694	256,140
Long-distance time accruals	659,343	700,551
Other accrued liabilities	646,687	495,055
State, local, GST and other taxes payable	899,014	723,242

	$14,308,315	$7,638,011

4.	COMMON SHARES

(a)	Authorized

100,000,000 common shares without par value

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

4.	COMMON SHARES (Continued)

(b)	Share purchase options

Under the terms of the Stock Option Plan (the “Plan”), the Board of Directors may grant stock options to employees, officers, directors and independent consultants of DataWave and its subsidiaries for their contributions to DataWave. This includes options granted prior to the implementation of the Plan which were deemed to be re-granted under the Plan. Options granted under the Plan are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant. In no case will an optionee be granted an option where the number of shares that may be purchased pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of DataWave’s issued and outstanding share capital as of the award date of the option being granted. On plan initiation, approximately 5,370,000 common shares were reserved for issuance under the Plan and as at December 31, 2004, 4,497,500 were available for issuance.

The changes in stock options were as follows:

	Period ended Dec. 31, 2004	Weighted Average Exercise Price	Year ended March 31, 2004	Weighted Average Exercise Price
Balance outstanding,
beginning of period	4,448,902	$0.22	4,971,484	$0.22
Activity during the period:
Options granted	--		450,000	0.21
Options exercised	--		--
Options cancelled / Expired	(3,576,402)	0.25	(972,582)	0.19
Balance outstanding, end of period	872,500	$0.20	4,448,902	$0.22

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

4.	COMMON SHARES (Continued)

(b)	Share purchase options (continued)

As at December 31, 2004, the following options to acquire common stock were outstanding:

Number of Options	Number of Exercisable Options	Exercise Price	Expiry Dates
175,000	58,667	$0.15	July 18, 2005 To July 31, 2007
50,000	50,000	0.18	July 18, 2005 To July 31, 2007
130,000	86,668	0.21	July 18, 2005 To July 31, 2007
517,500	494,668	0.21	July 18, 2005 To July 31, 2007

872,500	690,003

5.	BUSINESS SEGMENT INFORMATION

(a)	Segmented information

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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

5.	BUSINESS SEGMENT INFORMATION (Continued)

(a)	Segmented information (continued)

DataWave has total revenues of sales and net agency sales for the three months ended December 31, 2004 and 2003, analyzed by product, as follows:

	Prepaid Long Distance	Prepaid Cellular	Prepaid Internet Products	Fees and Service	Other	Total
Three months ended December 31, 2004
Canada	$2,807,322	$--	$1,550	$574,177	$--	$3,383,049
Mexico	--	--	--	--	7,730	7,730
U.S.	1,451,587	--	--	(6,297)	67,310	1,512,600

Sales	4,258,909	--	1,550	567,880	75,040	4,903,379

Canada	--	26,053,523	110,406	--	--	26,163,929
Mexico	--	--	--	--	--	--
U.S.	1,954,187	--	--	--	--	1,954,187

Gross proceeds received on agency	1,954,187	26,053,523	110,406	--	--	28,118,116
sales
Less payments to suppliers	(603,987)	(25,563,251)	(105,770)	--	--	(26,273,008)

Net agency sales	1,350,200	490,272	4,636	--	--	1,845,108

Canada	2,807,322	490,272	6,186	574,177	--	3,877,957
Mexico	--	--	--	--	7,730	7,730
U.S.	2,801,787	--	--	(6,297)	67,310	2,862,800

Total revenue	5,609,109	490,272	6,186	567,880	75,040	6,748,487
Cost of revenues	4,297,408	--	1,304	126,007	--	4,424,719

Margin	$1,311,701	$490,272	$4,882	$441,873	$75,040	$2,323,768

Three months ended December 31, 2003
Canada	$1,821,622	$--	$--	$404,145	$(37,065)	$2,188,702
Mexico	--	--	--	--	72,912	72,912
U.S.	155,652	--	--	--	--	155,652

Sales	1,977,274	--	--	404,145	35,847	2,417,266

Canada	--	16,056,915	--	--	--	16,056,915
Mexico	--	--	--	--	--	--
U.S.	1,684,968	--	--	--	279,491	1,964,459

Gross proceeds received on agency	1,684,968	16,056,915	--	--	279,491	18,021,374
sales
Less payments to suppliers	(332,752)	(15,533,401)	--	--	--	(15,866,153)

Net agency sales	1,352,216	523,514	--	--	--	2,155,221

Canada	1,821,622	523.514	--	404,145	(37,065)	2,712,216
Mexico	--	--	--	--	72,912	72,912
U.S.	1,507,868	--	--	--	279,491	1,787,359

Total revenue	3,329,490	523,514	--	404,145	315,338	4,572,487
Cost of revenues	2,407,848	176,762	--	63,911	--	2,648,521

Margin	$921,642	$346,752	$--	$340,234	$315,338	$1,923,966

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited (Expressed in United States Dollars)

5.	BUSINESS SEGMENT INFORMATION (Continued)

(a)	Segmented information (continued)

DataWave has total revenues of sales and net agency sales for the nine months ended December 31, 2004 and 2003, analyzed by product, as follows:

	Prepaid Long Distance	Prepaid Cellular	Prepaid Internet Products	Fees and Service	Other	Total
Nine months ended December 31, 2004
Canada	$7,051,253	$--	$1,550	$1,592,099	$--	$8,644,902
Mexico	--	--	--	--	44,857	44,857
U.S.	2,276,427	--	--	89,872	82,422	2,448,721

Sales	9,327,680	--	1,550	1,681,971	127,279	11,138,480

Canada	--	66,737,211	250,857	--	--	66,988,068
Mexico	--	--	--	--	--	--
U.S.	5,021,195	--	--	--	--	5,021,195

Gross proceeds received on agency	5,021,195	66,737,211	250,857	--	--	72,009,263
sales
Less payments to suppliers	(870,946)	(65,442,507)	(239,273)	--	--	(66,552,726)

Net agency sales	4,150,249	1,294,704	11,584	--	--	5,456,537

Canada	7,051,253	1,294,704	13,134	1,592,099	--	9,951,190
Mexico	--	--	--	--	44,857	44,857
U.S.	6,426,676	--	--	89,872	82,422	6,598,970

Total revenue	13,477,929	1,294,704	13,134	1,681,971	127,279	16,595,017
Cost of revenues	10,082,291	--	1,304	271,061	--	10,354,656

Margin	$3,395,638	$1,294,704	$11,830	$1,410,910	$127,279	$6,240,361

Nine months ended December 31, 2003
Canada	$5,948,484	$--	$--	$1,015,618	$--	$6,964,102
Mexico	--	--	--	--	72,912	72,912
U.S.	299,056	--	--	--	--	299,056

Sales	6,247,540	--	--	1,015,618	72,912	7,336,070

Canada	--	41,405,272	--	--	--	41,405,272
Mexico	--	--	--	--	--	--
U.S.	5,716,228	--	--	--	279,491	5,995,719

Gross proceeds received on agency	5,716,228	41,405,272	--	--	279,491	47,400,991
sales
Less payments to suppliers	(1,208,976)	(40,072,858)	--	--	--	(41,281,834)

Net agency sales	4,507,252	1,332,414	--	--	--	6,119,157

Canada	5,948,484	1,332,414	--	1,015,618	--	8,296,516
Mexico	--	--	--	--	72,912	72,912
U.S.	4,806,308	--	--	--	279,491	5,085,799

Total revenue	10,754,792	1,332,414	--	1,015,618	352,403	13,455,227
Cost of revenues	7,594,348	176,049	--	180,917	--	7,951,314

Margin	$3,160,444	$1,156,365	$--	$834,701	$352,403	$5,503,913

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

5.	BUSINESS SEGMENT INFORMATION (Continued)

(b)	Geographic information

DataWave has long-lived assets and has earned revenue from sales to customers in the following geographic locations:

	Three months ended and as at December 31
	Revenue		Long -Lived Assets
	2004	2003	2004	2003
Canada	$3,877,957	$2,712,216	$4,513,278	$3,837,158
Mexico	7,730	72,912	--	--
United States	2,862,800	1,787,359	192,306	123,390

	$6,748,487	$4,572,487	$4,705,584	$3,960,548

	Nine months ended and as at December 31
	Revenue		Long -Lived Assets
	2004	2003	2004	2003
Canada	$9,951,190	$8,296,516	$4,513,278	$3,837,158
Mexico	44,857	72,912	--	--
United States	6,598,970	5,085,799	192,306	123,390

	$16,595,017	$13,455,227	$4,705,584	$3,960,548

Long lived assets consist of machinery and equipment, equity investment, deferred development costs, goodwill and other intangible assets.

(c)	Concentration of sales and economic dependence

The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the period ended December 31, 2004, the top ten customers accounted for 60% of revenues (2003 – 57%). The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

6.	INCOME TAXES

The approximate effects of each type of temporary difference that gives rise to the deferred tax assets are as follows:

	December 31, 2004	March 31, 2004
Deferred income tax assets:
Operating losses carried forward	$1,478,920	$1,527,004
Capital losses carried forward	--	--
Machinery and equipment	487,225	195,507
Intangible assets	73,842	41,746

Total deferred income tax assets	2,039,987	1,764,257

Valuation allowance for income tax assets	(2,039,987)	(1,764,257)

Net deferred income tax assets	$--	$--

As at December 31, 2004, DataWave and its subsidiaries have accumulated net operating losses and capital losses which they can apply against future earnings. The portion of the net operating losses and capital losses carried forward for tax purposes which has not been recognized in the financial statements amounts to approximately $4.1 million and $1.0 million, respectively. The net operating loss carry forwards commenced expiring in 2003 and the capital loss carry forwards expire in fiscal year 2005.

At December 31, 2004, DataWave has deferred tax liabilities of $276,705 (March 31, 2004 $267,766).

7.	DEFERRED INDUCEMENT

In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. At December 31, 2004, the tenant improvement allowance receivable in the sixth year of the lease is $110,865. Deferred rent inducements is $333,426 less the current portion of $28,940 (2003 — $Nil).

8.	CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease are as follows:

2005	$77,970
2006	76,109

Total minimum lease payments	154,079
Less: amount representing interest	12,327

141,752
Less: current portion	71,602

Balance of obligation	$70,150

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

9.	COMMITMENTS

DataWave has the following future minimum payments with respect to capital lease obligations and operating leases for office space, computer and office equipment:

2005	$325,701
2006	319,134
2007	303,276
2008	300,079
2009	361,465
Thereafter	981,915

$2,591,570

Rent expense for the period ended December 31, 2004, was $186,056 (2003 — $117,001).

10.	DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) which differ in certain material respects with those in Canada (Canadian GAAP).

These consolidated financial statements, as presented in accordance with U.S. GAAP, are presented in accordance with Canadian GAAP as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

10.	DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

CONSOLIDATED BALANCE SHEETS

	As at
	Dec. 31,	March 31,	March 31,
	2004	2004	2004
	(U.S. GAAP)	(U.S. GAAP)	Comparative as Previously Reported (Canadian GAAP)
Assets
Current
Cash and cash equivalents	$4,009,010	$852,406	$852,406
Restricted cash	40,000	--	--
Accounts receivable and other	6,166,286	4,337,034	4,337,034
Inventories	5,187,949	2,234,443	2,234,443
Prepaid expenses and deposits	450,218	451,377	451,377

Total current assets	15,853,463	7,875,260	7,875,260
Restricted cash	--	54,000	54,000
Machinery and equipment, net	2,450,719	2,332,997	2,251,112
Equity investment	22,630	--	--
Deferred development costs	91,013	49,335	49,335
Other long term receivables	110,865	110,865	110,865
Goodwill	1,861,260	1,845,619	1,721,200
Intangible assets, net	279,962	378,529	321,105

Total assets	$20,669,912	$12,646,605	$12,382,877

Liabilities
Current
Accounts payable and accrued liabilities	$14,308,315	$7,638,011	$7,638,011
Deferred revenue	714,364	61,572	61,572
Current portion of capital lease obligation	71,602	64,641	64,641
Current portion of deferred inducement	28,940	27,716	27,716

Total current liabilities	15,123,221	7,791,940	7,791,940
Capital lease obligations	70,150	125,026	125,026
Deferred income taxes	276,705	267,766	267,766
Deferred inducements	304,486	280,835	280,835

Total liabilities	15,774,562	8,465,567	8,465,567

Shareholders' equity
Common shares
Authorized: 100,000,000 common shares, no par value
43,889,334 shares issued and outstanding at
December 31, 2004 and March 31, 2004 respectively	15,006,743	15,006,743	15,006,743
Additional paid in capital	2,725,492	2,725,492	--
Contributed surplus	--	--	933,738
Accumulated other comprehensive income	369,808	277,966	--
Accumulated deficit	(13,206,693)	(13,829,163)	(12,023,171)

Total shareholders' equity	4,895,350	4,181,038	3,917,310

Total liabilities and shareholders' equity	$20,669,912	$12,646,605	$12,382,877

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

10.	DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended December 31,			Nine months ended December 31,
	2004	2003	2003	2004	2003	2003
	(U.S. GAAP)	(U.S. GAAP)	Comparative as Previously Reported (Canadian GAAP)	(U.S. GAAP)	(U.S. GAAP)	Comparative as Previously Reported (Canadian GAAP)
Revenue
Sales	$4,903,379	$2,417,266	$2,551,816	$11,138,480	$7,336,070	$7,336,070
Net agency sales	1,845,108	2,155,221	2,141,580	5,456,537	6,119,157	6,119,157

Total revenue	6,748,487	4,572,487	4,693,396	16,595,017	13,455,227	13,455,227

Operating costs and expenses
Cost of revenues	4,424,719	2,648,521	2,648,521	10,354,656	7,951,314	7,951,314
General and administrative	773,206	801,460	801,460	2,351,874	2,209,524	2,209,524
Selling and marketing	562,264	374,188	374,188	1,388,638	1,198,325	1,198,325
Product development	305,435	374,821	374,821	926,836	1,120,857	1,120,857
Merger costs	32,229	--	--	199,244	--	--
Depreciation and amortization	328,454	275,706	332,278	881,103	638,150	614,015

Total operating costs and expenses	6,426,307	4,474.696	4,531,268	16,102,351	13,118,170	13,094,035

Operating income	322,180	97,791	41,219	492,666	337,057	361,192
Other income	(644)	7,991	7,991	2,250	27,228	27,228
Equity income from investee	55,309	--	--	87,121	--	--
Gain on foreign exchange	4,650	17,153	17,153	40,433	36,629	36,629

Income before income taxes	381,495	122,935	66,363	622,470	400,914	425,049
Income taxes	--	--	--	--	--	--

Net income for the period	$381,495	$122,935	$66,363	$622,470	$400,914	$425,049

Net income per share
Basic and diluted	$0.01	$0.00	$0.00	$0.01	$0.01	$0.01

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

10.	DIFFERENCES BETWEEN THE UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Continued)

The following is a reconciliation of the financial position and results of operations of the Company under U.S. GAAP and Canadian GAAP:

Consolidated Balance Sheets

	December 31, 2004	March 31, 2004
Total assets, U.S. GAAP	$20,669,912	$12,646,605
Effect of foreign currency translation adjustment
Machinery and equipment	(167,165)	(81,885)
Goodwill	(140,060)	(124,419)
Other intangible assets	(7,973)	(57,424)

Total assets, Canadian GAAP	$20,354,714	$12,382,877

Total liabilities, U.S. GAAP and Canadian GAAP	$15,774,562	$8,465,567

Shareholders' equity, U.S. GAAP	$4,895,350	$4,181,038
Effect of foreign currency translation adjustment
Accumulated deficit	54,610	14,238
Other comprehensive income	(369,808)	(277,966)

Total shareholders' equity, Canadian GAAP	$4,580,152	$3,917,310

Consolidated Statements of Operations

	Three months ended December 31		Nine months ended December 31
	2004	2003	2004	2003
Net income for the period, U.S. GAAP	$381,495	$122,935	$622,470	$400,914
Effect of foreign currency translation
adjustment
Depreciation and amortization	24,194	(56,572)	40,372	24,135

Net income for the period, Canadian GAAP	$405,689	$66,363	$662,842	$425,049

Basic and diluted income per share
under Canadian GAAP	$0.01	$0.00	$0.01	$0.01

28

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
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
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Information as at and for the nine month periods ended December 31, 2004 and 2003 is unaudited
(Expressed in United States Dollars)

11.	OTHER MATERIAL EVENTS

(a)	Proposed merger and subsequent termination

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

(b)	Voluntary delisting from TSX Venture Exchange

On December 02, 2004 DataWave announced that it was seeking voluntary delisting from the TSX Venture Exchange. The delisting became effective on December 22, 2004. The Company continues to trade on the OTC Bulletin Board in the United States (OTCBB: DWVSF).

12.	SUBSEQUENT EVENTS

(a)	License buyback

On January 26th, 2005 DataWave agreed with Integrated Data Corp. (“IDC”) to buy back the exclusive international license, granted to DataWave International Limited in April 1999, for US $865,000.

The purchase price of $865,000 consists of $265,000 cash and $600,000 in the form of a two-year convertible, interest free promissory note payable to IDC. Within two years after the execution of the agreement of sale, IDC, at its sole discretion, shall have the right to convert the note upon demand into DataWave common shares at US$0.08 (8 cents) per share for a total of 7,500,000 newly issued shares of DataWave common stock. If IDC does not exercise its right to convert the note to DataWave stock within the 2-year period, DataWave shall have the option to either repay IDC the original loan amount in cash (US $600,000), or convert the note into DataWave common shares issued to IDC at US $0.08 (8 cents) per share for a total of 7,500,000 newly issued shares of DataWave common stock.

(b)	Continuance into Delaware

On January 31, 2005 shareholders approved a special resolution to carry out a continuance of DataWave from the jurisdiction of the Yukon Territory, Canada, into Delaware, United States.

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

Management’s Summary

Revenues for the nine months ended December 31, 2004 were $16,595,017 compared with $13,455,227 for fiscal 2004. Revenues increased in all business areas. Gross profit at $6,240,361 increased by 13% or $736,448 over the same period last year. Increases in prepaid cellular margins of $138,339, fees and services margins of $576,209 were the largest increases; margins from prepaid long distance and other business increased by $21,900. Total gross margin percentage for the nine months of 37.6% has decreased from 40.9% from the same period last year, the changes coming from prepaid long distance and prepaid cellular.

Operating costs and expenses, excluding cost of revenues for the nine months ended December 31, 2004 increased by $580,839 to $5,747,695 for fiscal 2005 compared with $5,166,856 for fiscal 2004. Merger costs of $199,244, increased deprecation costs of $242,953 and increases in general, administrative, selling and marketing expenses of $332,663 were offset by a reduction in product development costs of $194,021.

Net income for nine months ended December 31, 2004 of $622,470 was $221,556 or 55% higher than fiscal 2004. Net income before merger costs was $821,714 or 105% higher than fiscal 2004.

Revenues in Canada and the United States are substantially dependent upon the number of unit placements and locations offering prepaid products. The following table lists the number of POSA terminals, free-standing machines (DTMs), over-the-counter units and traditional (or non-networked) machines in which our prepaid products are sold. We own and operate POSA terminals, all free-standing machines, over-the-counter units and traditional vending machines.

	December 31, 2004	December 31, 2003
Canada
POSA terminals (owned)	3,793	2,145
POSA terminals (serviced or host to host)	578	287
United States
DTMs	1,012	1,019
Traditional machine units	11	11
POSA terminals (owned)	259	300
POSA terminals (serviced or host to host)	159	--
Mexico
POSA terminals (serviced or host to host)	200	200

Total	6,012	3,962

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

Revenue and cost recognition

Our revenues are primarily generated from the resale of prepaid long distance and cellular telephone time. Most of our long distance and all of our cellular calling cards and virtual vouchers or PINs are activated at the point-of-sale using our proprietary technologies. We recognize revenues when the following criteria are met:

— persuasive evidence of an arrangement exists

— delivery has occurred or services have been rendered

— the price is fixed or determinable, and

— collectibility is reasonably assured.

Our revenue in Canada is primarily from the sale of prepaid long distance calling cards and PINs and from the activation and dispensing of prepaid cellular PINs. Prepaid cellular PINs incur inventory risk. Inventory levels reflect the purchased value of the cost of the PIN and are managed to supply a level of ten days activations; the resulting accounts payable liability is paid within the normal terms offered by the supplier (including cash discounts for early payment). Where DataWave is not the primary obligor or does not incur significant unmitigated inventory or return risk, revenue is recorded at the date of sale on a net agency basis.

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

Impairment of long-lived assets, including goodwill

We review our long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Changes in estimates of cash flow may impact our determination of recoverability. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset. For goodwill, an impairment loss will be recorded to the extent that the carrying amount of the goodwill exceeds its fair value. For each of the three months ended December 31, 2004 and 2003, no such impairment losses were identified.

Deferred income taxes

We have significant tax assets relating to historical operating losses. Based on our assessment of the likelihood of realization we have recorded a full valuation allowance against such assets and have recorded no related tax asset. Future conditions that impact our assessment of such realization may impact the recognition of such assets.

Selected Financial Operating Data

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Revenue
Sales	72.7%	52.9%	67.1%	54.5%
Net agency sales	27.3%	47.1%	32.9%	45.5%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses
Cost of revenues	65.6%	57.9%	62.4%	59.1%
General and administrative	11.5%	17.5%	14.2%	16.4%
Selling and marketing	8.3%	8.2%	8.4%	8.9%
Product development	4.5%	8.2%	5.6%	8.3%
Merger costs	0.5%	--	1.2%	--
Depreciation and amortization	4.9%	6.0%	5.3%	4.7%

Total operating costs and expenses	95.2%	97.9%	97.0%	97.5%

Operating income	4.8%	2.1%	3.0%	2.5%
Other income	0.0%	0.2%	0.0%	0.2%
Equity income from investee	0.8%	0.0%	0.5%	0.0%
Gain on foreign exchange	0.1%	0.4%	0.2%	0.3%

Income before income taxes	5.7%	2.7%	3.8%	3.0%
Income taxes	0.0%	0.0%	0.0%	0.0%

Net income	5.7%	2.7%	3.8%	3.0%

Three Months Ended December 31, 2004 compared to the Three Months Ended December 31, 2003

Revenues

Revenues were $6,748,487 for the quarter ended December 31, 2004 compared with $4,572,487 for the quarter ended December 31, 2003. Revenues in the quarter for the core business of prepaid long distance increased in both Canada and the U.S. compared with same period last year.

Our net revenues in Canada increased by 43.0% to $3,877,957 for the quarter ended December 31, 2004 compared to $2,712,216 for the quarter ended December 31, 2003.

Gross proceeds for prepaid cellular and prepaid internet products were $26,163,929 in the quarter compared with $16,056,915 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the quarter net agency sales from this business were $496,458 compared with $523,514 in the same period last year. This business generated transaction fees of $574,177 for the quarter compared with $404,145 in the same period last year.

Revenues in Mexico were $7,730 for the quarter ended December 31, 2004, compared with $72,912 in the same period last year. In October 2003, we signed an agreement with Alestra, the company that provides AT&T’s broadband and added value services in Mexico. Our agents in Mexico confirm that there has been a significant decrease in this business, primarily in the last quarter.

Net revenues for the quarter in the United States, primarily from the retail sale of prepaid calling cards through our network of intelligent vending machines, were $2,862,800 for the quarter compared with $1,787,359 in the same period last year. Promotional or one time sales of $1,142,523 during the quarter were the main reason for the increase; free-standing machine revenue increased slightly.

Cost of Revenues

Cost of revenues was $4,424,719 or 65.6% of revenues, for the quarter ended December 31, 2004, compared to $2,648,521 or 57.9% of revenues, during the quarter ended December 31, 2003. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time and various services related to supplying and maintaining our network systems, including transaction processing costs. In the United States, additional costs are incurred for site commissions and servicing and maintaining our network of free standing machines.

Gross margin increased to $2,323,768 for the quarter ended December 31, 2004 compared with $1,923,966 for the same period last year. Prepaid cellular and prepaid internet products operate on a margin of less than 2% (revenue is accounted for on a net agency basis), compared with margins of 23% on prepaid long distance.

Gross margin on prepaid long distance was $1,311,701 for the quarter compared with $921,642 in the same period last year; margins decreased from 27.7% for the quarter last year to 23.3% in the current quarter.

General and Administrative

General and administrative expenses were $773,206 or 11.5% of revenues during the quarter ended December 31, 2004, compared to $801,460 or 17.5% of revenues during the same period last year. Salary costs increased as certain costs previously allocated to product development are now included in general and administrative expense.

Merger costs of $32,229 were incurred during the quarter. The merger was terminated by mutual agreement on November 9, 2004.

Selling and Marketing Expenses

Selling and marketing expenses were $562,264 or 8.3% of revenues during the quarter ended December 31, 2004, as compared to $374,188 or 8.2% of revenues during the quarter ended December 31, 2003. Establishing new business in the United States required hiring additional staff in our New Jersey office.

Selling expenses consist primarily of salaries and the associated employee expenses.

Product Development Expenses

Product development expenses were $305,435 or 4.5% of revenues during the quarter ended December 31, 2004, compared to $374,821 or 8.2% of revenues during the quarter ended December 31, 2003. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Development costs incurred after technological feasibility was established for programs associated with specific customers were deferred and will be amortized over the life of the agreements.

Depreciation and Amortization

Depreciation and amortization expense increased to $328,454 or 4.9% of revenues during the quarter ended December 31, 2004, from $275,706 or 6.0% of revenues for the quarter ended December 31, 2003. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 and is being depreciated on a straight line basis over three years.

Amortization of intangible assets was $14,919 for the quarter ended December 31, 2004. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T’s Canadian prepaid card operations. The customer list is being amortized on a straight-line basis over six years. We periodically evaluate the recoverability of the carrying value of the intangible assets (goodwill and customer list) by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets.

Nine Months Ended December 31, 2004 compared to the Nine Months Ended December 31, 2003

Revenues

Revenues were $16,595,017 for the nine months ended December 31, 2004 compared with $13,455,227 for the nine months ended December 31, 2003. Revenues in the nine months for the core business of prepaid long distance increased in both Canada and the U.S. compared with same period last year.

Our net revenues in Canada increased by 19.9% to $9,951,190 for the nine months ended December 31, 2004 compared to $8,296,516 for the nine months ended December 31, 2003.

Gross proceeds for prepaid cellular and prepaid internet products were $66,988,068 in the nine months compared with $41,405,272 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the nine months net agency sales from this business were $1,307,838 compared with $1,332,414 in the same period last year. This business generated transaction fees of $1,592,099 for the nine months compared with $1,015,618 in the same period last year.

Revenues in Mexico were $44,857 for the nine months ended December 31, 2004 compared with $72,912 for the same period last year. In October 2003, we signed an agreement with Alestra, the company that provides AT&T’s broadband and added value services in Mexico. Sales in the current year have declined due to lack of competitive products.

Net revenues for the nine months in the United States, primarily from the retail sale of prepaid calling cards through our network of intelligent vending machines, were $6,598,970 compared with $5,085,799 in the same period last year, an increase of 29.8%. Promotional or one time sales of $1,142,523 during the third quarter were the main reason for the increase; free-standing machine revenue increased slightly during the nine months.

Our ten largest customers accounted for 60% of revenues in the nine months ended December 31, 2004 compared with 57% for the same period last year. We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

Cost of Revenues

Cost of revenues was $10,354,656 or 62.4% of revenues, for the nine months ended December 31, 2004, compared to $7,951,314 or 59.1% of revenues, during the nine months ended December 31, 2003. Our cost of revenues consists primarily of payments to carriers who provide long distance telephone time and various services related to supplying and maintaining our network systems, including transaction processing costs. In the United States, additional costs are incurred for site commissions and servicing and maintaining our network of free standing machines.

Gross margin increased to $6,240,361 for the nine months ended December 31, 2004 compared with $5,503,913 for the same period last year. Prepaid cellular and prepaid internet products operates on a margin of less than 2% (revenue is accounted for on a net agency basis), compared with margins of 25% on prepaid long distance.

Gross margin on prepaid long distance was $3,395,638 for the nine months compared with $3,160,444 in the same period last year; margins decreased from 29.3% for the nine months last year to 25.2% in the current nine month period.

General and Administrative

General and administrative expenses were $2,351,874 or 14.2% of revenues for the nine months ended December 31, 2004, compared to $2,209,524 or 16.4% of revenues during the same period last year. Salary costs increased as certain costs previously allocated to product development are now included in general and administrative expense.

Merger costs for the nine months ended December 31, 2004 were $199,244 or 1.2% of revenues. Costs consist of legal and accounting fees, including those associated with obtaining regulatory approval. The merger was terminated by mutual agreement on November 9, 2004.

Selling and Marketing Expenses

Selling and marketing expenses were $1,388,638 or 8.4% of revenues during the nine months ended December 31, 2004, as compared to $1,198,325 or 8.9% of revenues during the nine months ended December 31, 2003. The increase of $190,313 is primarily from hiring additional staff in our New Jersey office and the costs from establishing new business in The United States.

Selling expenses consist primarily of salaries and the associated employee expenses.

Product Development Expenses

Product development expenses were $926,836 or 5.6% of revenues during the nine months ended December 31, 2004, compared to $1,120,857 or 8.3% of revenues during the nine months ended December 31, 2003. Reduced salary costs and the allocation of some resources to general and administrative activities account for the decrease.

Development costs incurred after technological feasibility was established for programs associated with specific customers were deferred and will be amortized over the life of the agreements. The net amount deferred at December 31, 2004 is $91,013 (December 31, 2003 — $Nil).

Depreciation and Amortization

Depreciation and amortization expense increased to $881,103 or 5.3% of revenues during the nine months ended December 31, 2004, from $638,150 or 4.7% of revenues for the nine months ended December 31, 2003. The increase is the result of our investment in POS terminals and the supporting network infrastructure that started in November 2002 and is being depreciated on a straight line basis over three years.

Amortization of intangible assets was $73,398 for the nine months ended December 31, 2004. Intangible assets comprise goodwill and customer lists acquired in the purchase of AT&T’s Canadian prepaid card operations. The customer list is being amortized on a straight-line basis over six years. We periodically evaluate the recoverability of the carrying value of the intangible assets (goodwill and customer list) by assessing whether the projected cash flows are sufficient to recover the unamortized costs of these assets.

Liquidity and Capital Resources

We have financed our operations, including development, from cash flow generated from our operating activities during fiscal 2005 and 2004. We have working capital of $730,242 at December 31, 2004 compared with $83,320 at March 31, 2004. We use cash to pay trade payables, finance the expansion of our wholesale Canadian prepaid long distance phone operations into small independent retail stores; and finance our entrance into wholesale point-of-sale prepaid cellular sales in the Canadian marketplace.

Cash and cash equivalents at December 31, 2004 were $4,009,010 compared with $852,406 at March 31, 2004.

Our operating activities provided cash of $3,957,949 during the nine months ended December 31, 2004 compared with $164,890 during the nine months ended December 31, 2003. The increase in operating cash flow is due to management of receivables and inventory and payments to suppliers. The increase in operating cash flow for the nine months ended December 31, 2004 is due to:

– accounts payable and accrued liabilities increased by $6,670,304 including $4,449,272 for wireless products (PINs and cellular airtime), and

– deferred revenue increased by $652,792, primarily for sales of prepaid long distance telephone time, and is offset by;

– accounts receivable increased by $1,829,252, primarily for sales of point-of-sale dispensed products. This is due to the growth in sales of prepaid cellular, and

— inventories increased by $2,953,506, primarily as a result of the growth in sales of prepaid cellular PINs products. Inventory levels represent approximately ten days sales.

Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are paid within twenty days; as at December 31, 2004, all accounts receivable for cellular products outstanding at the end of the year had been paid. Inventories for cellular products are maintained at levels to support ten days sales and are turned over three times a month. We actively manage working capital – inventory, accounts receivable and accounts payable – by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2005 will be sufficient to finance our capital investments, primarily for additional POSA terminals.

Cash used for investing in capital expenditures for machinery and equipment was $744,800 in the nine months compared with $634,690 in the same period last year. Expenditures in the nine months are attributable to capital expenditures for terminals used to dispense point-of-sale prepaid cellular PINs in Canada. We have completed installation of more than 1,500 point-of-sale terminals in Canada during the nine months which brings our total point-of-sale terminals installed in Canada to approximately 3,800.

Cash used for investing in the Nextwave joint venture for the nine months was $22,630 compared with $Nil in the same period last year.

The following table sets forth our best estimates of material long-term obligations as of December 31, 2004 including operating lease commitments for office space, computer and office equipment. The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. We expect that these commitments will become due in fiscal 2005 and future years. Our contractual obligations as of December 31, 2004 were:

Contractual Obligations		Payments Due by Period
	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$141,752	$71,602	$70,150	$--	$--
Operating Leases	2,449,818	254,099	852,339	361,465	981,915

Total Obligations	$2,591,570	$325,701	$922,489	$361,465	$981,915

We agreed to buy back an exclusive international license from Integrated Data Corp. for $865,000 consisting of $265,000 cash and $600,000 in the form of a two-year convertible, interest free promissory note payable to IDC. Within two years IDC, at its sole discretion, shall have the right to convert the note upon demand into DataWave common shares. If IDC does not exercise its right to convert the note to DataWave common shares we have the option to either repay IDC the original loan amount in cash (US $600,000), or convert the note into DataWave common shares.

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

We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point-of-sale prepaid cellular business in the Canadian market and possibly the U.S. market. Typical cash flow terms are net 30 days for the purchase of inventory from suppliers and net 7 to 14 days for collections from customers. Our limited credit facility from vendors limits our working capital and cash flows to expand the business. We negotiated extensions of credit with vendors during the second and third quarters of 2004. As this business expands, we will need to purchase additional inventory and point-of-sale terminals. A risk to our liquidity is that customers do not pay on-time creating a temporary negative cash flow situation. Furthermore, significant expansion of the wholesale point-of-sale prepaid cellular business in Canada is in part dependent upon expansion of credit limits from vendors to finance the purchase of PINs for inventory. Another risk to liquidity is the seasonality of revenues.

Additionally, our working capital and capital requirements will depend upon numerous factors, including the level of resources that we devote to the continued development of our network system and the development of new products and new technology, and the overall structure of potential future strategic alliances and acquisitions of products or other businesses.

We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due during the 2005 fiscal year. Depending on the overall structure of potential future product initiatives, strategic alliances and acquisitions, we may have additional capital requirements related to funding these potential future product initiatives, strategic alliances and acquisitions of products or other businesses. Accordingly, we may seek funding from a combination of sources, including equity and debt financing. No assurances can be given that additional funding will be available or, if available, at terms acceptable to us. We have incurred significant merger costs. If adequate capital is not available, our business can be materially and adversely affected.

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

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2004, we had cash and cash equivalents consisting of cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days. If market interest rates were to increase immediately and uniformly by 10% from its levels at March 31, 2004, the fair value would decline by an immaterial amount. We do not believe that our results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our cash and cash equivalents, given our current ability to hold our money market investments to maturity. We do not have any long-term debt instruments so we are not subject to market related risks such as interest or foreign exchange on long-term debt. We do not enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to its U.S. dollar denominated cash and money market investments.

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

Item 4.	Controls and Procedures.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s chairman and chief executive officer. Based upon that evaluation, our Company’s chairman and chief executive officer concluded that our Company’s disclosure controls and procedures are effective.

No significant changes in internal controls

There have been no significant changes in our Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 6	Exhibits

INDEX

Exhibit Number                        Description

1.1(1)	Certificate of Continuance, Articles of Continuance, Notice of Address and Notice of Directors and Officers (1)

1.2(2)	Bylaws No. 1 (1)

2.1(3)	News release on termination of Agreement and Plan of Merger by and between Integrated data Corp. and DataWave Systems Inc.

2.1(4)	News release on the voluntary delisting of DataWave Systems Inc. from TSX Venture Exchange.

10.1(5)	Agreement between Integrated Data Corp. and DataWave Systems Inc. for the sale and purchase of an exclusive international license.

21.1	Subsidiaries

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

**Filed herewith

(1)     Incorporated by reference from our Form 20-F Annual Report, filed on August 31, 2001.

(2)     Incorporated by reference from our Form 20-F Annual Report, filed on August 31, 2001.

(3)     Previously filed as exhibits with the Registrant’s Form 8-K filed on November 10, 2004.

(4)     Previously filed as exhibits with the Registrant’s Form 8-K filed on December 07, 2004.

(5)     Previously filed as exhibits with the Registrant’s Form 8-K filed on January 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DataWave Systems Inc. (Registrant) By /s/ Josh Emanuel Chairman and Chief Executive Officer Date February 14, 2005 By /s/ John Gunn General Manager, Chief Financial Officer Date February 14, 2005