Form 10KSB
period 2005-03-31
DATAWAVE SYSTEMS INC
filed 2005-06-29
CIK 1000157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-26698

DATAWAVE SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0186455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Wayne Interchange Plaza One
145 Route 46 West, 3rd Floor
Wayne, NJ 07470
(Address of principal executive offices)
(973) 774-5000
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
(none)
Securities registered under Section 12(g) of the Exchange Act:
Common Shares
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐
      Issuer’s revenues for its most recent fiscal year: $24,327,013
      As of June 24, 2005, there were 46,826,834 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $3,736,000, based on the average of the bid ($0.16) and ask ($0.15) prices of such stock on that date of $0.155.
      Documents Incorporated By Reference: The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2005 annual meeting of shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2005 fiscal year.
      Transitional Small Business Disclosure Format (Check one):     Yes ☐          No ☑

DATAWAVE SYSTEMS INC.
FORM 10-KSB

PART I
Item 1.	Business	1
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II
Item 5.	Market for Common Equity and Related Shareholder Matters	20
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7.	Financial Statements and Supplementary Data	29
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 8A.	Controls and Procedures	29
Item 8B.	Other Information	29

PART III
Item 9.	Directors and Executive Officers of the Registrant	30	**
Item 10.	Executive Compensation	30	**
Item 11.	Security Ownership of Certain Beneficial Owners and Management	30	**
Item 12.	Certain Relationships and Related Transactions	30	**
Item 13.	Exhibits	31
Item 14.	Principal Accounting Fees and Services	31	**
Signatures		32
Index to Financial Statements		F-1
EX-10.2
EX-10.3
EX-10.4
EX-10.8
EX-14.1
EX-21.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

**	Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 fiscal year.

NOTE REGARDING FORWARD LOOKING STATEMENTS
      This Annual Report on Form 10-KSB contains a number of forward-looking statements that reflect management’s current views, beliefs and expectations with respect to our business, strategies, products, future results and events and financial performance, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications and financial products market. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, when used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to us, are intended to identify forward-looking statements, statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
      While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These forward-looking statements are subject to various risks and uncertainties, including those discussed below in Part I, Item 1. Risk Factors. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.
PART I
      As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “DTV,” “we,” “us,” and “our”’ refer to DataWave Systems Inc., a Delaware corporation, together with our subsidiary companies.
      Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.
ITEM 1.     BUSINESS
History of the Company
      We are currently a Delaware corporation, having completed the continuance of our corporate jurisdiction from the Yukon Territory into the State of Delaware, effective on February 23, 2005. The address of our registered office in Delaware is 1209 Orange Street, Wilmington, Delaware 19801 and the name of our registered agent at that address is The Corporation Trust Company.
      Our company was originally incorporated under the laws of the Province of British Columbia on August 12, 1986, under the name Monte Carlo Resources Ltd. On May 16, 1989, we changed our name to C.R. Provini Financial Services Corp., on January 24, 1994, to DataWave Vending Inc., and on January 15, 1997, to DataWave Systems Inc. On September 1, 2000, we completed a continuance of our corporate jurisdiction from British Columbia to the Yukon Territory. On February 23, 2005, we completed the continuance of our corporate jurisdiction into Delaware.
      We operate our business primarily through our subsidiaries and are primarily involved in the sale and distribution of prepaid products using our proprietary technologies. We develop, own and operate point-of-sale technology, including terminals that we market and place through the United States and Canada.

      We have six subsidiaries or associates. Neither we nor any of our subsidiaries or associates have been subject to any bankruptcy, receivership or similar proceedings. The names of our subsidiaries and associates, their dates of incorporation, our percentage voting ownership of each and the jurisdictions in which they are incorporated are as follows:

	Percentage (%)	Date of	Jurisdiction of
Name of Subsidiary or Associate	Interest Held	Incorporation	Incorporation

DataWave Services (Canada) Inc.	100%	April 28, 1992	British Columbia
DataWave Systems (U.S.) Inc.	100%	February 8, 1995	Nevada
DataWave Services (U.S.) Inc.(1)	100%	February 8, 1995	Nevada
CXP Canada Inc.	100%	March 10, 1995	Canada
Cardxpress Vending, Inc.	100%	November 14, 1991	Delaware
Nextwave Card Corp.	50%	June 1, 2003	Alberta

(1)	Wholly-owned subsidiary of DataWave Systems (U.S.) Inc., a first-tier wholly-owned subsidiary of the Company.
Offices
      Our principal operating office is located at Suite 110, 13575 Commerce Parkway, Richmond, British Columbia, Canada V6V 2L1 and our phone number is 604.295.1800. Our executive office is located at Wayne Interchange Plaza One, 145 Route 46 West, 3rd Floor, Wayne, NJ 07470 and our phone number there is (973) 774-5000. We also maintain an office in Mississauga, Ontario, Canada.
      Our internet homepage is located at www.datawave.com and www.datawave.ca. However, the information in, or that can be accessed through our home page is not part of this report. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our internet homepage as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Business Overview
      We are an innovator and developer of prepaid and stored-value programs. We pioneered network systems (the “DataWave System”) that allow for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid wireless time. This proprietary system works equally well over the Internet, or through connection over telephone lines or private networks with various card activation devices. Our network systems have been designed to work both with the prepaid platforms of other parties, as well as telecommunication and financial switches. Our systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.
      We sell and distribute prepaid products through a network that includes, but is not limited to, point-of-sale-activation (“POSA”) terminals, free-standing “smart” machines (“DTMs”), and cash registers or the web-based applications of some major retail chains. All of these devices are connected to our proprietary server and database software through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing one or multiple prepaid products and services. In addition, we sell prepaid phone cards and point-of-sale activated prepaid cellular PINs on a wholesale basis to certain retail operators and other customers.
      The DataWave System distributes inactive prepaid products, which are activated only once they are purchased by the consumer, thus eliminating the risk of theft and the cost of inventory management for the retailer.
      Our network systems feature:

•	the ability to activate prepaid products by assigning a value to them at the time of purchase;

•	the ability to print a prepaid PIN number on a receipt voucher at the point of purchase;

•	real-time monitoring of distribution networks;

•	detailed reporting and sales analysis — either paper or web-based;

•	the ability to remote download price adjustments or new products and services to the distribution points;

•	the capability to execute multiple simultaneous transactions in a non-stop processing environment; and

•	consumer convenience — payment options, multiple products and denominations; detailed receipts, including tax information, terms & conditions and other relevant instructions/information.
      Historically, our core revenues have come from the sale of prepaid long distance phone cards. In recent years, we have pioneered the move into prepaid cellular, prepaid cash and prepaid debit card products.
      In Canada, until recent years, we had followed the traditional business model of selling bulk pre-activated “live” prepaid phone cards to retail establishments. We have now successfully introduced point-of-sale-activation technology into the retail environment. This enables us to activate or recharge prepaid products through POSA terminals and the cash register systems or web-based applications of major chains. During fiscal 2005, we installed more than 1,580 POSA terminals and as of March 31, 2005, we had an installed base of 3,885 company-owned POSA terminals in Canada. We also provide prepaid products to 501 distributor-owned terminals and host-to-host (cash register) locations.
      In the United States, we have established a network of free-standing vending machines (“DTMs”) that sell prepaid long distance phone cards. We also sell phone cards through POSA units and during fiscal 2004 we introduced a POSA host-to-host solution to a grocery chain in the North-Eastern states. As of March 31, 2005, we have an installed base of 913 DTMs and more than 150 POSA units and host-to-host retail locations.
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
      Our goals include:

•	identifying and capitalizing on business opportunities that will make us the market leader in point-of-sale activated stored-value telephony and financial products;

•	developing profitable, high volume stored-value opportunities that leverage our existing technologies and relationships; and

•	pursuing only those opportunities that have high volume and a quick time to market, with realistic capital expenditures.
      In fiscal 2005, we met these goals by:

•	rolling out point-of-sale activation technology to over 1,580 locations in Canada;

•	introducing POSA for cellular and long distance telephone time to our existing national customers in Canada and gaining several new national accounts;

•	negotiating agreements with national distributors in Canada to use our technologies and to sell our prepaid products in other markets in Canada;

•	completed the roll-out of prepaid cash cards to 300 National Money Mart stores in Canada for Nextwave (an equity investee of National Money Mart and DataWave).

Products and Development
      DataWave’s original focus was on the development of photographic electronic merchandisers. We subsequently wound-up the affairs of the division and the production and development of this product line has ceased. The following discussion will only include limited references to the photographic electronic merchandiser product and, where mentioned, it will be for historical comparative purposes only.
      DataWave then concentrated on selling prepaid long distance phone cards through free-standing “smart” machines (“DTMs”). An over-the-counter (“OTC”) program was developed as an alternative to the DTM product line, giving us access to locations where placement of a free-standing machine could not be justified, either due to low revenue expectations or to physical considerations, such as available space.
      In June 2002, the OTC program was enhanced for roll-out in Canada. This new program (“the POSA program”) includes the ability to dispense prepaid wireless/cellular personal identification numbers (“PINs”) on a printed voucher, in addition to activating or recharging other prepaid products, through standalone POSA terminals and cash registers (host-to-host connectivity). The POSA program was expanded into the U.S. during fiscal 2005.
      Our current business focus is on the placement and marketing of POSA terminals, free-standing machines and host-to-host connectivity for the sale and distribution of multiple prepaid products, and the development and application of the network technologies required to support processing.
      In addition, in recent years we have initiated the move into prepaid cellular and prepaid cash card products. We intend to continue to focus on developing these products.
      We own and operate all our terminals and network systems. This requires significant capital investment.
Our Products
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
      Prepaid Cellular/ Wireless Vouchers enable consumers who have prepaid programs on their cellular/wireless phones to purchase additional time to “top-up’ their phones. The PIN and relevant instructions are printed on a receipt at the point of purchase, thereby eliminating the need for a physical card product. Rates differ by carrier and denomination purchased. DataWave is the largest reseller of prepaid cellular time in Canada, purchasing from all the national cellular carriers.
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

      We also sell bulk quantities of specific denominated pre-activated “live” prepaid phone cards to retail establishments.
      In the United States, we distribute prepaid phone cards primarily through our DTMs and, to a lesser extent, through host-to-host applications. We also supply “batch” prepaid phone cards and promotional phone cards to certain customers. These cards are activated with a specific amount of long distance time when the customer calls us.
      In fiscal 1999, we introduced a recharge capability for all prepaid phone cards sold in the U.S. By calling a 1-800 number, a customer can add time to an existing prepaid phone card and charge the cost to a credit card. In fiscal 2005, less than 5% of revenues were derived from this program. Prepaid phone cards sold in Canada are not usually rechargeable.
      We also distribute pre-activated prepaid phone cards through machines not connected to our network systems. Approximately 1% of our machines are not networked and thus sell preactivated calling cards. In fiscal 2005, less than 1% of our net revenues came from the sale of preactivated phone cards sold through non-networked machines.
Our Suppliers
      We purchase long distance time and services from several carriers for both Canadian and U.S. businesses. In Canada we primarily use Canquest and Goldline. In the U.S. our primary supplier is AT&T, but we also purchase from IDT and Verizon. Our prepaid cellular/wireless time comes from Bell, Microcell Communications, Rogers/ AT&T and Telus Mobility in Canada and from AT&T Wireless, Cingular, T-Mobile, TracFone and Verizon Wireless in the U.S. Please refer to the section entitled “Risk Factors; Risk of Termination of Carrier Arrangements; Dependence on Telecommunications Providers.”
      We currently sell prepaid internet products from Napster, Moontaxi (music downloads) and Photochannel (prepaid digital photo printing service).
      Please refer to Part II, Item 6 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion of the financial results of our operations.
Future Products and Services
      Our network systems are scalable and flexible and permit us to offer new prepaid products and services as they become available. Our ability to remote download new products, services or pricing to our distribution points enables us to respond quickly to the changing demands of growing markets.
      In addition to ensuring that we remain competitive with our telecommunications and financial products, we intend to expand the range of prepaid internet products. New products will likely include ring tones, and additional music downloads.
      The trial of a prepaid debit card program at National Money Mart in Canada during fiscal 2004, has led to a national rollout during the first half of fiscal 2005. The potential exists to upgrade some or all of these customers to a prepaid credit card and to introduce a similar program to Money Mart’s affiliates in the U.S.
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

      Sales of prepaid cellular PINs, where we are not the primary obligor and do not incur unmitigated significant inventory or return risk, are recognized at the date of sale on a net agency basis. PIN inventory levels reflect the purchased value of the cost of the PIN and are managed to supply a level of ten days sales; the resulting accounts payable liability is paid within the normal trade terms offered by the supplier (including cash discounts for early payment). The underlying sales arrangements entered into by us will and do impact the presentation of revenues, inventory, accounts receivable and resulting gross profit and working capital respectively. Accounts receivable reflect the wholesale value of the PINs and are almost always collected within twenty days.
      Sales of certain prepaid long distance cards, in particular our company or custom branded cards, where we incur inventory risk but do not provide the related telephone time are recognized on a gross basis at the date of sale to the retailer when title to the card transfers, collection of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and we have no significant continuing obligations.
      Revenues from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery is deferred and recognized on a gross basis when services are rendered as the card is used or expires.
      Fees and Service revenues include transaction, service and processing fees. The nature of these fees is charges for processing transactions at the point of sale, including prepaid cellular and prepaid long distance. Fees are included in contractual arrangements with our customers and are billed weekly to customers. Revenues from communications processing services and internet services are recognized at the date of sale when no significant continuing obligation exists and the fee is collected or reasonably assured.
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
      A key part of this strategy is maintaining our leadership in electronic distribution network technology. During our fiscal year ended March 31, 2005, we continued our development efforts to enhance our network systems for introduction of new products and to provide transaction processing capability.
Operations
      Our operations include transaction processing, which in turn includes development, operation and maintenance of computer and network systems, processing, customer service and terminal configuration, roll-out and maintenance and are primarily based in Richmond, British Columbia.
      Our financial systems, financial reporting and operations functions are managed from our principal operations office in Richmond, British Columbia.
Our Network Systems
      Our network systems offer features that benefit us, telecommunications providers, retailers, consumers and other product and service providers. The following features distinguish our network systems from many traditional channels of distribution for prepaid products and services:

•	Scalable and flexible network and point-of-sale architectures:

we can offer a variety of branded products and services and increase the number of distribution points; we can integrate with third party switches;

•	Point-of-sale activation of prepaid products and services:

reduces losses and shrinkage from theft of “live” inventory; reduces inventory financing and management control costs;

•	Wireless and landline networks:

permits flexibility and mobility in site placement; facilitates connectivity to a variety of applications;

•	24/7 system availability;

•	Remote self-diagnostics:

free-standing smart machines alert us when accumulated cash should be picked up, when inventory levels are low, when malfunctions occur or when other technical service is required; ensures efficient maintenance scheduling and reduces down time; reduces operating expenses and improves cash management by maintaining inventory levels;

•	Remote downloads:

efficient updating of information including price and tax changes; accelerates introduction of new products and services;

•	Real-time credit card verifications, approval and limits:

reduces credit risks;

•	Consumer convenience:

customer determined purchase denomination; cash or credit card acceptance; itemized customer sales receipt, including taxes; 24/7 customer service; and

•	Detailed audit trail of transactions:

permits timely and accurate monthly commission payments; complete monthly reporting — either traditional paper or web-based.
      Our Operations Center is the key to the overall function of the DataWave System, serving as an inventory and information repository for the distribution of prepaid products. The Operations Center distributes prepaid products to the distribution points and records all transactions originating at that level. Proprietary communication networks manage the information flow allowing for multiple message formats that include real-time, just-in-time and batch inventory processing for PIN-based products. Sophisticated inventory management systems are maintained that provide reorder points, product and pricing changes as well as extensive management and reporting capabilities. Customer payment processing supports EDI message formats, ACH services or formats that are customer specific. Web-based reporting systems are available to provide customers with a seamless view of activity levels. Communication protocols are mainly TCP/IP based which allows for connectivity to a wide range of communications devices and ensures network scalability as well as the capability to develop custom interfaces for customers and suppliers. With POSA terminals, retailers can process reports at the terminal level; the terminal processes requests and communicates with the Operations Center to validate data before printing the report at the terminal.
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
      Customer Service operates 24 hours a day, seven days a week, and provides terminal and DTM support, including transaction monitoring. Remote diagnostics can handle many problems and an escalation process enables prompt resolution. Customer Service provides first level response for all products.

      In fiscal 2003 and fiscal 2004 we completed several significant system upgrades to expand our processing capabilities and to increase system availability and reliability which included:

•	moving our cash card processing operations to an Allstream hosted facility in Vancouver, Canada that provides a more stable physical environment and better access to telecom resources. We invested in new hardware for this facility, including state-of-the-art Sun, Cisco and IBM systems. The facility and processing environment underwent a SAS Level 1 audit during the summer of 2003 and was determined to be compliant;

•	creating redundancy in our POSA operations by running a second set of systems at an Allstream hosted facility in Vancouver. We are now able to process POSA transactions from either facility (Vancouver or Richmond). Data is replicated in real-time between facilities (using Sybase Replication Server) and we have communication links with delivery and supply chains from both facilities;

•	deploying a VOIP system to handle calls in all three of our offices and to handle transactions from the landline based DTM machines deployed in the U.S.; and

•	augmenting a number of leased line communication links to suppliers and clients with Cisco IPSEC VPN technology to reduce costs and/or improve resiliency.
The Market for Our Products and Services
      The market for prepaid products is one of the fastest growing in the world. Increased use of wireless communications, use of the Internet for business and a wider acceptance of “smart” or stored-value cards is driving rapid growth in the use of other prepaid products.
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
      As cash continues to decline as the standard payment method for day to day purchases — for example, it cannot be used for on-line shopping, which is rapidly accounting for a larger percentage of commercial transactions — the financial world has to offer consumers other options. Prepaid Cash Cards allow consumers, who may not have a traditional bank account, to pay for goods and services through existing debit or credit card networks. They also provide a secure alternative for Internet purchases as they limit financial risk to the balance on the card.
      Consumers are increasingly looking for self-service and vendors are increasingly looking for “smarter” distribution systems. This creates an opportunity to offer multiple prepaid products and services via a “smart” distribution network. We believe that we are well positioned to capitalize on this trend because of the features and benefits of our network systems, as well as other components of our strategy.
      The prepaid phone card market in the United States has not expanded significantly in recent years, we believe in part because of changes in travel patterns and in part because more consumers are using their cell phones for long distance calls. Our growth is expected to be mainly in other geographic areas or with other products and services. See “Risk Factors” later in this section.

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
      Maintain electronic distribution network technological leadership: The capabilities of our network systems provide superior consumer convenience and risk management compared to traditional channels of distribution. We intend to continue to develop our proprietary system to ensure that we remain at the forefront of point-of-sale-activation technology and continue to keep abreast of market trends.
      Increase penetration of premier site locations: Our objective is to increase the number of distribution points by increasing our penetration of existing and new sites. To accomplish this objective, we intend to develop new strategic relationships and expand our current relationship with AT&T to gain access to sites such as airports, hotel chains, travel plazas, supermarkets and other prime locations. We also intend to target new regional and national retail chains in Canada as customers for the already successful POSA terminals.
Our Marketing Plan
      As of March 31, 2005, we have placed 3,885 point of sale terminals in retail locations in Canada for activation of prepaid phone cards and prepaid wireless vouchers and had a further 501 host-to-host locations. We are also seeking to expand our Canadian market share by targeting additional regional and national retailers for bulk sales of pre-activated phone cards.
      As of March 31, 2005 we have placed 913 free-standing smart machines and 159 POSA terminals and host-to-host locations in the United States. The Company’s plan is to continue to place free-standing machines and POSA terminals in the United States.
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

Employees
      As of March 31, 2005, we and our subsidiaries employed a total of 89 individuals. Of these, 20 employees serve in a management and administrative capacity, 19 employees serve in a sales and marketing capacity, 25 employees serve in a product development capacity, 3 employees serve in a production capacity and 22 employees serve in a service and support capacity. These employees operate out of the following offices of our company:

	Management and	Sales and	Product		Service and
Office Location	Administration	Marketing	Development	Production	Support	Total

Richmond, B.C.	16	3	23	3	12	57
Mississauga, Ontario	1	9	2	Nil	6	18
Wayne, New Jersey	3	7	Nil	Nil	4	14

Totals:	20	19	25	3	22	89

      We expect to hire additional personnel as and when circumstances warrant.
Risk Factors
      The following discussion in this Annual Report on Form 10-KSB contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. In evaluating our business, prospects and results of operations, readers should carefully consider the following factors in addition to other information presented in this Report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. See “Note Regarding Forward Looking Statements” above.
Factors Relating to Our Company and Our Business

In the past two years we have reported earnings, but we have a past history of significant losses. Our history of fluctuating operating results raises doubt about our ability to achieve sustainable profitability.
      We began offering merchandising services in 1994 and first offered prepaid phone card services in 1996. Accordingly, we have a limited operating history upon which investors may base an evaluation of our performance. As a result of operating expenses and development expenditures, we have incurred an accumulated deficit of $13,165,716 as of March 31, 2005. We expect that our operating expenses will continue to increase with the expansion of our installed base of distribution points and with increasing marketing and development of our prepaid products and services. There can be no assurance that our revenues will increase sufficiently to support our anticipated expenditures.

We have low working capital which may adversely affect our ability to grow or provide continuing operations.
      We began selling prepaid cellular in PINs in Canada in 2002. We have had to make significant investments in inventory and expect this trend to continue as the business grows. If we are unable to sell our inventory or to collect the receivables in a timely manner, working capital will be reduced and this will adversely affect our ability to operate; in particular, to acquire additional inventory and pay our debts as they come due. Our growth requires significant capital investment in new terminals. We have financed this capital expenditure from working capital.

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
      In fiscal 2005, 51% of our net revenues came from ten customers (19% from one customer), compared with 44% (16% from one customer) in fiscal 2004. Loss of one or several of these customers would have a material adverse effect on our business, financial condition and results of operations.

The loss of our suppliers in Canada and the United States could have an adverse effect on our ability to provide continuing operations.
      In fiscal 2005, four main suppliers accounted for 32%, 19%, 18% and 13% respectively of our gross purchases in fiscal 2005 (28%, 25%, 18% and 12% in fiscal 2004).
      In Canada, we rely primarily on our relationship with the major telecommunications companies for prepaid cellular airtime, and Canquest and IDT Corporation for prepaid long distance telephone services. We are reliant on these suppliers for services provided to major accounts. Loss of these services would have a material adverse effect on our ability to provide continuing operations, or, if we can access alternate services, they may be available only at higher costs which cannot be passed on to our customers.
      In the United States, we rely primarily on our relationship with AT&T for prepaid long distance telephone service, as well as for joint marketing of the AT&T Prepaid Card and our network systems. A significant portion of the prepaid phone cards sold in the United States by us are AT&T Prepaid Cards, and we utilize the AT&T brand name as the primary identity on most of our free-standing machines. Loss of use of the AT&T brand name or connection could result in substantial loss of revenues for our United States operations.
      Production and maintenance of free-standing machines consists of the assembly and testing by us of a high volume of quality components manufactured by third parties. We are dependent on a limited number of suppliers for certain of our key components, such as radio modems. We purchase component parts on a purchase order basis and have no supply commitments from any of our suppliers. Our reliance on certain vendors, as well as industry supply conditions generally, subject us to various risks, including the possibility of a shortage or a lack of availability of key components, quality control problems, increases in component costs and reduced control over delivery schedules, any of which could adversely affect our manufacturing and assembly process and thus our business and results of operations.

We face currency risks associated with fluctuating foreign currency valuations.
      For the year ended March 31, 2005, approximately 58.9% of our sales were denominated in Canadian dollars. A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Although the recent strengthening of the Canadian dollars has had a positive impact on our revenue attributable to sales in Canada, it has also negatively impacted our cost of revenues. As of March 31, 2005, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuation.

We have limited operating facilities and if we are unable to deliver our service in a timely manner, then we may lose some customers and their orders.
      Our primary operations, including information systems (including the server and databases for our network systems), customer service, assembly and production and general administration, are housed in a single facility in

Richmond, British Columbia. Any disruption to our operations at the facility in Richmond due to fire, natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. Our operations are also dependent on the integrity of our network systems. In the event that our network systems (including the wireless and landline networks of other parties used by our network systems) experience substantial down time due to power loss, technical failure, unauthorised intrusion or other interruptions, our business and operations could be materially adversely affected and there can be no assurance that the procedures we have implemented (including establishing a second set of systems at an Allstream hosted facility in Vancouver) to reduce business interruptions will be effective in all cases.

We hold no patents on some of our products and may not be able to protect our proprietary technology.
      We have sought to protect our proprietary technology through a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other forms of intellectual property protection. We have obtained patent protection for one of our products, multiple service provider prepaid wireless service card, from the United States Patent and Trademark Office. In addition, we have filed patent applications with the United States Patent and Trademark Office and have patents pending for the credit extension process using a prepaid card, multiple denomination currency receiving and prepaid card dispensing apparatus, and prepaid broadband internet and software service method and apparatus. We have also filed patent applications with the Canadian Intellectual Property Office and have patents pending for the credit extension process using a prepaid card, multiple denomination currency receiving and prepaid card dispensing apparatus, and multiple service provider prepaid wireless service card. There is no assurance that these patents will be granted.
      We own Canadian and United States federal registrations for the trademarks “DATAWAVE” and the globe and triangle design. There can be no assurance that our operations do not or will not violate the intellectual property rights of others, that they would be upheld if challenged or that in such an event, we would not be prevented from using such company’s intellectual property rights, any of which could have a material adverse effect on our business, financial condition and results of operations.
      In addition, our failure to obtain licenses required from third parties for other technology and intellectual property could delay or prevent the development, manufacture or sale of products. Although we rely, in part, on contractual provisions to protect our trade secrets and proprietary know-how, there is no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Although no lawsuits against us regarding infringement of any existing patents or other intellectual property rights are pending, nor have any claims been asserted, there can be no assurance that such infringement claims will not be asserted by third parties in the future. There also can be no assurance in the event of such claims of infringement that we will be able to obtain licenses on reasonable terms.
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

We could experience theft of our products and credit card fraud which could materially affect the operations of our business.
      We have not experienced any material losses from theft to date but prepaid product users may attempt to obtain products without rendering payment to us by unlawfully using our access numbers and PINs. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. We utilize national credit card clearance systems for electronic credit card settlement. We generally bear the same credit risks normally assumed by other users of these systems arising from returned transactions caused by unauthorised use, disputes, theft or fraud. To minimize our financial exposure, we limit the total amount that a customer may charge to purchase a prepaid product and also limit the amount that a customer may charge within a specified time frame using any free-standing machine. Although we believe that our risk management practices and bad debt reserves are adequate, there can be no assurance that such practices and reserves will protect us from theft of products, fraud and credit card losses, any of which could have a material adverse effect on our business, financial condition and results of operations.
      We can also incur fraud loss from fraudulent, improper or unauthorised use of prepaid debit/stored value card being issued by alliances and joint ventures we may be or could become involved in. We have not experienced any material losses to date resulting from involvement in alliances or joint ventures that issue prepaid debit/stored value cards, although we are still in the early stages of product roll-out. To minimize our financial exposure, we closely monitor prepaid debit/stored value cards usage to detect fraudulent, improper or unauthorised use as does the financial institution issuing the prepaid debit/stored value card under a license.

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
      We believe that continued success will depend in large part upon the efforts and abilities of a number of key employees. In July 1999, we made management changes to promote employees, including the appointment of Josh Emanuel as President and Chief Executive Officer. The loss of the services of Mr. Emanuel or any one or more of our other key personnel could have a material adverse effect on our business because of their knowledge of the prepaid industry and their business acumen. We have a written employment agreement with Mr. Emanuel.

Some of our assets and some of our officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our officers.
      We are organized under the laws of Delaware, United States. Several of our officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons and it may difficult for investors to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against any of our officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws.

As a result of the continuation of our incorporation from the Yukon Territories into the State of Delaware, our company may be subject to Canadian income tax liabilities which may adversely affect our company’s working capital.
      Upon the continuance, under Canadian tax laws our company was deemed to have disposed of all of its property at fair market value. Such deemed disposition may cause our company to incur Canadian tax liability.

The continuance also made our company subject to a potential corporate emigration tax based on the amount by which the fair market value of all of our company’s property exceeded the aggregate of its liabilities and the amount of paid-up capital on all of its issued and outstanding shares as at the time of the continuance. Our company’s management, in consultation with certain of our company’s advisors, has reviewed our company’s assets, liabilities, paid-up capital, and tax loss carryforwards, and has concluded that no Canadian federal taxes should be payable by our company as a result of the continuance. However, there can be no assurance that the Canada Revenue Agency (“CRA”) will accept the valuations or the positions that our company has adopted in calculating the amount of Canadian tax that would be payable upon the continuance, including our company’s calculation of the amount of historical tax losses that are available to offset any taxes that would otherwise be payable upon the continuance. Accordingly, there is no assurance that the CRA will conclude after we have made the requisite filings with the CRA in respect of the continuance that no Canadian federal taxes are due as a result of the continuance or that the amount of Canadian federal tax found to be due will not be significant.
Certain Factors Relating to Our Industry

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.
      The prepaid product market is highly competitive and is served by numerous international, national and local firms. In the United States, we compete with major long-distance providers, including but not limited to Qwest, Verizon, MCI and Sprint, as well as with other prepaid phone card distributors, including but not limited to IDT Corporation. We also compete with AT&T in certain locations where AT&T offers prepaid phone cards directly or through other distributors. In Canada, we compete with long-distance providers, as well as with other prepaid phone card distributors, including but not limited to Goldline, TCI and Phone Time. In addition, in both Canada and the United States, as the use of cellular phones and phone charge cards increases, we face increased competition from providers of these products. Many of these competitors have significantly greater financial, technical and marketing resources, much larger distribution networks, and generate greater revenues and have greater name recognition than us. These competitors may be able to institute and sustain price wars, or imitate the features of our network systems products, resulting in a reduction of our share of the market and reduced price levels and profit margins. In addition, there are relatively low barriers to entry into the prepaid phone card market, and we have faced, and expect to continue to face, additional competition from new entrants. In both the United States and Canada, we also compete with prepaid phone card distributors which own and operate switch and transmission platforms. Such distributors may provide long distance services at a lower cost than us, and offer additional bundled features not available from our long-distance provider such as voicemail and facsimile services. We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the reliability of competitors’ products and services, the ability of competitors to hire, retain and motivate qualified personnel, the price at which competitors offer comparable services and the extent of competitors’ responsiveness to customer needs. There can be no assurance that we will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures will not materially adversely affect our business, financial condition and results of operations.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.
      Currently we derive substantially all of our revenues from the sale of prepaid cellular time and prepaid long distance phone cards. The prepaid products and services industry is characterised by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new telecommunications technology, including personal and voice communication services over the internet, may reduce demand for long distance services, including prepaid phone cards. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

Our revenues are seasonal which may result in our operating results being, from time to time, below the expectations of analysts and investors.
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

We are affected by government regulations in the United States and Canada which may delay or hinder our ability to provide services and products.
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
      The telecommunications industry is highly regulated in the United States at the federal, state and local levels. Various international authorities may also seek to regulate the services provided or to be provided by us. In the United States, federal laws and the regulations of the Federal Communications Commission (FCC) generally apply to interstate telecommunications, while state public utility commissions, public service commissions or other state regulatory authorities generally exercise jurisdiction over telecommunications that originate and terminate within the same state. In Canada, the telecommunications industry is regulated by the Canadian Radio, Television and Telecommunications Commission (CRTC).
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
      The sale of long distance telephone service through prepaid phone cards may be subject to “escheat” laws in various states. These laws generally provide that payments or deposits received in advance or in anticipation of the provision of utility services, including telephone service, that remain unclaimed for a specific period of time after the termination of such services are deemed “abandoned property” and must be submitted to the state. In the event such laws are deemed applicable, we may be required to deliver such amounts to certain states in accordance with these laws, which could have a material adverse effect on our business, financial condition or results of operations.

      Pursuant to the Telecommunications Act of 1996, the FCC was granted the authority to implement certain policy objectives, including the establishment of the Universal Service Fund. The purpose of the Universal Service Fund is to subsidize the provision of local telecommunications services to low-income consumers, schools, libraries, health care providers and rural and insular areas that are costly to serve. Pursuant to a FCC order, Universal Service Fund contributions are generally equal to approximately four percent of a carrier’s interstate and international gross revenues, and approximately one percent of its intra-state “end user” gross revenues, effective January 1, 1998. The FCC will adjust the amount of these contributions each calendar quarter, and they may increase significantly in future periods. Our underlying carriers may pass their respective costs through to us.
      The taxation of prepaid telephone card sales and use is evolving and is not specifically addressed by the laws of many of the states in which we do business. Some states and localities charge a tax on the point-of-sale purchase of prepaid telephone cards while others charge a tax on usage of prepaid telephone cards. While we believe that we have adequate funds reserved for any taxes we may ultimately be required to pay, there can be no assurance that this will be the case. In addition, certain authorities may enact legislation which specifically provides for taxation of prepaid telephone cards or other services provided by us or may interpret current laws in a manner resulting in additional tax liabilities to us.
      Canada. We have a license to resell long distance telephone time from the CRTC, a federal body which regulates media and telecommunications in Canada. The CRTC has similar powers to the FCC in the United States. Any telecommunications service provider in Canada is required to be licensed by the CRTC. We believe that we have all necessary CRTC licenses to carry on our business. Revenues generated from long distance and international communications operations are taxed according to set tariffs. The license that we have from CRTC is applicable for those who do not operate their own telecommunications facilities, and requires us to make contributions based on our revenues according to set tariffs.
      In addition, most provinces charge provincial sales taxes on products and services. In some cases we are liable to collect the sales taxes and remit to the provinces. We believe we have taken adequate steps to collect and remit the sales taxes where necessary, but our failure to do so would result in us being liable for taxes owed, which could adversely affect our financial condition.
      Prepaid debit/ stored value cards being issued by alliances and joint ventures we may be or could become involved in are issued under a license granted to the issuing financial institution. The program(s) are subject to banking rules and regulations. The financial institution also must ensure that the program(s) comply with Bank Safety and Soundness regulations of the United States Office of the Comptroller of the Currency and all other U.S. Office of the Comptroller of the Currency regulations such as Privacy, Know Your Customer, Anti-Money Laundering and the Patriot Act to name a few. Our failure to comply could adversely affect our business plan and revenues if any required approvals are withdrawn.
Certain Factors Related to Our Common Stock

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.
      The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.
      In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and subject to price volatility unrelated to our operations.
      Our common shares are currently traded on the OTC Bulletin Board, under the symbol “DWVS”. Further announcements concerning our or our competitors’ technological innovations, new product and service offerings, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for many technology and telecommunications companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, as well as general economic, political and market conditions, may adversely affect the trading price of our common shares.

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.
      There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

We do not intend to pay cash dividends, so any return on a shareholder’s investment must come from appreciation.
      We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future. As a result, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

Integrated Data Corp. owns a majority of the outstanding shares of our common stock and effectively controls our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.
      Our largest shareholder, Integrated Data Corp., beneficially owns approximately 53.2% of our outstanding common shares. Accordingly, this single stockholder may be able to influence the outcome of shareholder votes, involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets. Such control by our existing shareholder could have the effect of delaying, deferring or preventing a change in control of our company.

ITEM 2.	PROPERTIES
      We do not own any real property.
      DataWave Services (Canada) Inc. occupies approximately 15,000 square feet in Richmond, British Columbia for our operating offices, finance, customer support, product development and operations under a lease expiring on December 31, 2013. We also occupy approximately 6,200 square feet in Mississauga, Ontario under a lease which expires on January 31, 2011. DataWave Services (U.S.) Inc. occupies approximately 5,500 square feet in Wayne, New Jersey under a lease which expires May 31, 2010. We believe that our current lease arrangements provide adequate space for our foreseeable future needs as well as those of our subsidiaries.

ITEM 3.	LEGAL PROCEEDINGS
      No material legal proceedings are pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The 2004 annual general meeting of shareholders of the Company was held on January 31, 2005. All nominees to the Board of Directors identified and described in the Company’s proxy statement and information circular mailed to the shareholders, namely Joshua Emanuel, John X. Adiletta, Vijay Fozdar, and Graham Jackson, were elected at the annual meeting. In addition, the following resolutions were approved by the shareholders at the annual meeting:

•	Deloitte & Touche LLP, independent registered chartered accountants, was appointed as auditors of the Company to hold office until the close of the next annual meeting;

•	The directors of the Company were authorized to fix the remuneration to be paid to the auditor; and

•	The continuance of the Company from the Yukon Territory, Canada, to Delaware, United States, was approved; the certificate of domestication and the certificate of incorporation of the Company (collectively, the “Filing Documents”), in the form presented to the shareholders at the Meeting, were approved; subject to the acceptance of the Filing Documents by the Secretary of State of the State of Delaware, the Filing Documents and form of bylaws presented at the Meeting were adopted in substitution for the existing organizational documents of the Company; and the Board of Directors was authorized to elect not to file the Filing Documents or consummate the continuance if the Board of Directors determined that, in the circumstances, it would not be in the best interests of the Company to proceed with the Continuance.

      The voting results for each of the above resolutions were as follows:

Motions	For	Against	Withheld

Election of Directors
Joshua Emanuel	28,534,368	—	197,500
John X. Adiletta	28,505,368	—	226,500
Vijay Fozdar	28,508,668	—	223,200
Graham Jackson	28,509,168	—	222,700
Appoint auditors	28,602,268	11,400	118,200
Fix auditors remuneration	28,633,918	23,450	74,500
Approve the continuance	24,058,284	182,500	11,500

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
      Our common shares are traded on the National Association of Securities Dealers Inc.’s Over-the-Counter Electronic Bulletin Board (OTC Bulletin Board) in the United States under the symbol “DWVS”.
      The following tables set forth, for the periods indicated, the high and low bid information for our common shares, as regularly quoted on the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Trading on the OTC Bulletin Board commenced in the second quarter of fiscal 1998.

	High	Low

Fiscal 2005:
Fourth quarter (ended March 31, 2005)	$0.21	$0.06
Third quarter (ended December 31, 2004)	0.14	0.04
Second quarter (ended September 30, 2004)	0.09	0.05
First quarter (ended June 30, 2004)	0.12	0.08
Fiscal 2004:
Fourth quarter (ended March 31, 2004)	$0.11	$0.08
Third quarter (ended December 31, 2003)	0.14	0.09
Second quarter (ended September 30, 2003)	0.16	0.11
First quarter (ended June 30, 2003)	0.18	0.10
      As of June 24, 2005, there were 46,826,834 shares of common stock issued and outstanding, held by 176 shareholders of record.
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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Note Regarding Forward Looking Statements” above.
Overview
      We are an innovator and developer of prepaid and stored-value programs. We pioneered our “DataWave System” that allow for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid wireless time. This proprietary system works equally well over the Internet, or with various card activation devices. Our network systems have been designed to work both with the prepaid platforms of other parties, as well as telecommunication and financial switches. Our systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.
Management’s Summary
      Revenues for the year ended March 31, 2005 were $24,327,000 compared with $18,044,000 for fiscal 2004. The increase of 34.8% is due to an increase in both the traditional business of prepaid long distance revenues and a significant increase in the point of sale activation (“POSA”) business following from the prior year successful implementation and roll-out of our POSA technology.
      The margin (total revenues less cost of revenues, exclusive of depreciation and amortization) for fiscal 2005 was $8,784,000, an increase of $1,596,000 over fiscal 2004. The movement is attributable to an increase in the margin earned in prepaid long distance of $816,000, an increase in the fees and services margin of $670,000, an increase in the prepaid cellular margin of $264,000, offset by a decrease in margins from other business of $154,000.
      Operating costs and expenses, excluding cost of revenues, increased by $1,683,000 to $8,298,000 for fiscal 2005 compared with $6,615,000 for fiscal 2004. The increase is primarily due to increased selling and marketing costs, increased depreciation expense associated with the investment in POSA terminals, salaries for additional staff, and costs incurred in fiscal 2005 in relation to the terminated merger with Integrated Data Corp. of $659,000.
Critical Accounting Policies and Estimates
      The following accounting policies are the most important to our financial position and results of operations, because they require the exercise of significant judgment or the use of estimates.
      Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. Our accounting policies are set out in Note 2 of the accompanying consolidated financial statements.
Use of estimates
      The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe that the estimates we use are reasonable; however, actual results could differ from those estimates.
Revenue and cost recognition
      Our revenues are primarily generated from the resale of prepaid long distance and cellular telephone time. Most of our long distance and all our cellular calling cards and virtual vouchers or PINs are activated at the point-of-sale using our proprietary technologies. We recognize revenues when all of the following criteria are met:

•	pervasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the price is fixed or determinable, and

•	collectibility is reasonably assured.
      Our revenue in Canada is primarily from the sale of prepaid long distance and from the activation and dispensing of prepaid cellular PINs. Sales of prepaid long distance, in particular company or custom branded cards, where we incur significant inventory risk but do not provide the related telephone time are recognized on a gross basis at the date of sale to the consumer when title to the card transfers, the full obligation to the phone service provider is fixed and determinable, and we have no significant continuing obligations.
      Sales of prepaid cellular PINs, where we are not the primary obligor of the related phone service or where we do not incur significant inventory or return risk, are recognised at the date of sale on a net agency basis. The resulting net revenue is calculated as the difference between the gross proceeds received and the cost of the related phone time. Accounts receivable reflect the wholesale value of the PINs and are collected within twenty days.
      Fees and Service revenues, also a significant component of our revenues in Canada, include transaction, service and processing fees. The nature of these fees is charges for processing transactions at the point of sale, including prepaid cellular and prepaid long distance. Fees are included in contractual arrangements with our customers and are billed weekly to customers. Revenues from communications processing services and internet services are recognized at the date of sale when no significant continuing obligation exists and the fee is collected or reasonably assured.
      Most of our revenue in the United States is from the sale of prepaid long distance through our network of vending machines. As in Canada, sales where we incur significant inventory risk but do not provide the related telephone time are recorded on a gross basis at the date of sale to the consumer when title to the card transfers, the full obligation to the phone service provider is fixed and determinable, and we have no significant continuing obligations. Sales where we are not the primary obligor of the related phone service and where we do not incur significant inventory risk (as the liability to the carrier is incurred at the point-of-sale), are recorded at the date of sale on a net agency basis. The related U.S. accounts receivable is the retail value of the product and is typically collected within two weeks of the sale; this is primarily cash in our vending machines which is collected on a regular basis.
      The underlying sales arrangements entered into by us will impact the presentation of revenues, inventory, accounts receivable and resulting margin and working capital.
      Cost of revenues for prepaid long distance phone cards consists primarily of long distance telephone time, standard phone cards, net of amounts earned on early payments to suppliers and commissions to agents and site landlords. Direct costs are also associated with the DTM machines including direct production salaries, parts and accessories and costs to service the machines. Cost of revenues for transaction fees and services consists of network and communication service costs, costs of maintaining and supporting point-of-sale activation terminals and third party processing costs for transactions. Cost of revenues exclude depreciation and amortization.
      The presentation of the revenues of the majority of our business activities on a net agency basis impacts our financial statements. Where we obtain legal title to PIN and cellular time inventory but are not the primary obligor or do not incur significant unmitigated inventory or return risk, our recording of inventory, the related trade payables and net agency revenue from its sale significantly impacts our financial statements.
Impairment of long-lived assets
      We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. To determine recoverability, we compare the carrying value of the assets to the estimated future undiscounted cash flows. Changes in estimates of cash flow may impact our determination of recoverability. Measurement of an impairment loss for long-lived assets held for use is based on the fair value of the asset. Long-lived assets classified as held for sale are reported at the lower of carrying value and fair value less estimated selling costs. For assets to be disposed of other than by sale, an impairment loss is recognized when the carrying value is not recoverable and exceeds the fair value of the asset.
Goodwill and other intangible assets
      We do not amortize goodwill and intangible assets with indefinite lives. Instead, these assets are reviewed annually (or more frequently under certain conditions) for impairment. Other intangible assets comprising customer lists and an international license are amortized over 6 and 5 years respectively, management’s best estimate of their useful lives.
Deferred income taxes
      We have certain tax assets relating to historical operating losses. Based on our assessment of the probability of realization we have recorded a full valuation allowance against such assets and have recorded no related tax asset. Future conditions that impact our assessment of such realization may impact the recognition of such assets.

Selected Financial Operating Data for the Fiscal Years Ended March 31, 2005 and 2004

	Years Ended		Percentage of
	March 31,		Revenue

	2005	2004	2005	2004

	$’000	$’000%		%
Revenue
Sales	$16,783	$11,145	69.0%	61.8%
Net agency sales	7,544	6,899	31.0%	38.2%

Total revenue	24,327	18,044	100.0%	100.0%
Cost of revenues (exclusive of depreciation and amortization)	15,543	10,856	63.9%	60.2%

Margin	8,784	7,188	36.1%	39.8%

Operating costs and expenses
General and administrative	3,279	2,813	13.5%	15.6%
Selling and marketing	1,906	1,562	7.8%	8.7%
Product development	1,312	1,405	5.4%	7.8%
Merger costs	659	—	2.7%	0.0%
Depreciation and amortization	1,142	835	4.7%	4.5%

Total operating costs and expenses	8,298	6,615	34.1%	36.6%
Operating income	486	573	2.0%	3.2%
Other income	39	14	0.2%	0.1%
Foreign exchange gain	34	51	0.1%	0.3%
Income before income taxes	559	638	2.3%	3.5%
Income taxes	—	(79)	0.0%	(0.4)%
Equity gain (loss) from investee	104	(64)	0.4%	(0.4)%

Net income	$663	$494	2.7%	2.7%

Revenues
      For the year ended March 31, 2005, revenues were approximately $24,327,000, an increase of $6,283,000, or 34.8% over the $18,044,000 in revenues for the year ended March 31, 2004. The increase in revenues is reflected by both an increase in the traditional prepaid long distance revenues and by a significant increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product.
      Our ten largest customers accounted for 51% of revenues in fiscal 2005 compared with 44% in fiscal 2004 (one customer accounted for 19% of revenues in fiscal 2005 and one customer accounted for 16% of revenues in fiscal 2004). We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

      Revenues in Canada and the United States are dependent upon the number of unit placements and locations offering prepaid products. The following table lists the number of POSA terminals, free-standing machines (DTMs), over-the-counter units and traditional (or non-networked) machines in which our prepaid products are sold. The Company owns and operates POSA terminals, all free-standing machines, over-the-counter units and traditional vending machines. The following table reflects the growth and change of our business:

	Years Ended
	March 31,

	2005	2004

Canada
POSA terminals (owned)	3,885	2,304
POSA terminals (serviced or host to host)	501	537
United States
DTMs	913	1,044
Traditional machine units	7	11
Over-the counter units (terminals)	—	250
POSA terminals (serviced or host to host)	159	106
Mexico
POSA terminals (serviced or host to host)	200	200

Total	5,665	4,452

      During fiscal 2005 in Canada we installed 1,581 POSA terminals, generating an installed base at March 31, 2005 of 3,885 terminals with a further 501 host-to-host locations and distributor operated terminals. In March 2005, daily point-of-sale activations averaged 30,492 compared to the March 2004 daily average of 20,609 activations. We generated transaction fees of $2,206,000 for fiscal 2005 compared with $1,435,000 in fiscal 2004. In the United States our installed base of DTMs and over the counter terminals decreased by 385 due a decline in high traffic locations. The host to host locations increased to 159 in fiscal 2005 (106 in fiscal 2004).
      Revenues in Canada were $14,334,000 for the year ended March 31, 2005 compared with $10,773,000 for fiscal 2004, an increase of $3,561,000 or 33.1%, which is primarily attributable to an increase in both the traditional prepaid long distance revenues and the POSA business.
      Gross proceeds for prepaid cellular and prepaid internet products were approximately $93,185,000 in fiscal 2005 compared with $57,825,000 in fiscal 2004. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In fiscal 2005, net agency sales from this business were $1,938,000 compared with $1,670,000 in the previous year.
      Revenues in the United States were $9,939,000 for fiscal 2005 compared with $7,173,000 for fiscal 2004, an increase of $2,766,000 or 38.6%, which is primarily attributable to an increase in the traditional prepaid long distance revenues.
      Revenues in Mexico were approximately $55,000 for the year ended March 31, 2005. Alestra, the company that provides AT&T’s broadband and added value services in Mexico, has agreed to use our point-of-sale authorization technology to sell prepaid phone cards.
Cost of Revenue (exclusive of depreciation and amortization)
      Cost of revenue (exclusive of depreciation and amortization) was approximately $15,543,000 or 63.9% of revenues, for the fiscal year ended March 31, 2005, compared to approximately $10,856,000, or 60.2% of revenues, for the fiscal year ended March 31, 2004
      Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates. In the United States, additional costs are incurred servicing and maintaining our network of free standing machines. The increase in costs of revenue of 43.2% for fiscal 2005 compared to fiscal 2004 is due to the increase in revenues and additional increases in the cost of time.
      Margin increased to $8,784,000 in fiscal 2005 compared with $7,188,000 in fiscal 2004. Margin as a percentage of revenue for fiscal 2005, however, decreased to 36.1% compared with 39.8% for fiscal 2004. This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 27.5% in fiscal 2004 to 24.0% in fiscal 2005 due to continued pricing pressure. Prepaid cellular and prepaid internet products, which account for 8% of total revenues, generate margins as a percentage of revenue of approximately 2%-5% and are accounted for on a net agency basis. The margin for this business was $1,935,000 or 22.0% of the total margin in fiscal 2005, compared with $1,670,000 or 23.2% of the total margin in fiscal 2004.
      Margin on prepaid long distance was $4,805,000 for fiscal 2005 compared with $3,990,000 for fiscal 2004. Prepaid long distance accounted for 54.7% of margin as a percentage of revenue in fiscal 2005 compared with 55.5% in fiscal 2004, and 98% in fiscal 2003; this reflects the continued shift in our business from traditional prepaid long distance to the new POSA products.
General and Administrative Expenses
      General and administrative expenses were $3,279,000 or 13.5% of revenues during fiscal 2005, compared to $2,813,000 or 15.6% of revenues during fiscal 2004. The increase in costs in fiscal 2005 of approximately $466,000 includes the following:

•	legal costs decreased by $80,000;

•	bank charges and processing fees decreased by $33,000;

•	rent and occupancy costs increased by $30,000 due to a full year in new offices in Richmond B.C., Canada;

•	travel expenses increased by $38,000 due to increased travel in the United States;

•	salaries increased by $488,000 as a result of hiring additional staff in operations and finance, including legal counsel;

•	various other expenses increased by $23,000.
Selling and Marketing Expense
      Selling and marketing expense increased by approximately $344,000 or 22% over the year. Expenses for the year ended March, 31, 2005 were approximately $1,906,000 or 7.9% of revenues, compared with approximately $1,562,000 or 8.7% of revenues during fiscal 2004. The increase is attributable to hiring four additional sales staff for the Canadian and United States businesses. Selling expenses consist primarily of salaries and the associated employee expenses. Advertising expense for fiscal 2005 was $104,000 compared with $52,000 in fiscal 2004.
Product Development
      Product development expenses were approximately $1,312,000 or 5.4% of revenue for fiscal 2005, compared with approximately $1,405,000 or 7.8% of revenues during fiscal 2004.
      During fiscal 2005, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with standalone terminals and development of host-to-host connections for certain customers. Development costs incurred after technological feasibility was established for programs associated with specific customers were deferred and will be amortized over the life of the agreements. For fiscal 2005, these development costs were approximately $102,000, compared to $49,000 for fiscal 2004. Resources have also been focused on programs to develop new networks, platforms and relationships for supporting stored value card-based transaction programs and point-of-sale card programs.

Merger Costs
      During fiscal 2005, we incurred costs related to the proposed merger with Integrated Data Corp. The proposed merger was terminated by mutual agreement on November 9, 2004. No further costs will be incurred.
Depreciation and Amortization
      Depreciation and amortization expense increased to $1,142,000 or 4.7% of revenues for the year ended March 31, 2005 from $835,000 or 4.6% of revenues for the previous year. The increase is the result of our investment in POSA terminals and the supporting network infrastructure that started in November 2002 and will be depreciated on a straight line basis over three years. At March 31, 2005 we have installed 3,885 point-of-sale terminals in Canada and support another 501 locations with host-to-host network connections. Depreciation expense of approximately $56,000 was incurred for the equipment acquired under capital lease arrangements.
      Amortization of intangible assets was $159,000 for the year ended March 31, 2005, compared with $98,000 for the previous year. Intangible assets are comprised of customer lists acquired in the purchase of AT&T’s Canadian prepaid card operations and an international license, which was purchased from Integrated Data Corp. effective February 2, 2005. The intangible assets are amortized on a straight-line basis over six and fifteen years respectively. The net book value of intangible assets at March 31, 2005 and 2004 were $1,080,000 and $379,000 respectively. Goodwill is not amortized. We evaluate the carrying value of goodwill for impairment at least annually.
Provision for Income Taxes
      We have consolidated net operating losses and capital losses which can be applied to reduce future taxable income. The realization of these losses is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly no accounting recognition has been given to these losses.
Liquidity and Capital Resources
      Cash and cash equivalents at March 31, 2005 were approximately $4,527,000 compared with $852,000 at March 31, 2004. We have a working capital surplus of $924,000 at March 31, 2005 compared with $83,000 at March 31, 2004.
      Our operating activities provided cash of $5,013,000 during the year ended March 31, 2005 compared with cash consumed of $82,000 during the year ended March 31, 2004. The increase in the cash provided by operating activities is primarily due to the timing of collections of receivables versus payments to suppliers. Our operations, development and expansion, are financed from the cash flow generated from our operating activities.
      The increase in our net cash provided by operating activities is explained below:

•	accounts payable and accrued liabilities increased by $7,982,000, including an increase of $4,760,000 for wireless products (PINs and cellular airtime) which is mainly due to increased inventory and the increased sales, and an increase of $2,409,000 for prepaid long distance products. All accounts payable balances outstanding at March 31, 2005 were paid by the end of April 2005. The increase is offset by;

•	accounts receivable increased by $3,788,000, including an increase of $2,102,000 for sales of point-of-sale dispensed products, mainly due to the growth in sales of prepaid cellular, and an increase of $1,445,000 for prepaid long distance products primarily due to an increase in promotional business in the U.S.; and

•	inventories increased by $2,075,000, primarily for prepaid cellular PINs products. In addition;

•	depreciation and amortization expense for the year was $1,142,000;

•	deferred revenue expense was $818,000, mainly due to an increase in non-activated PINs; and

•	net income for the year was $663,000 and other operating activities provided cash of $271,000.

      Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are collected within twenty days; as at April 30, 2005, all accounts receivable for cellular products outstanding at the end of the year had been collected. Inventories for cellular products are maintained at levels to support ten days sales and are turned over three times a month. We actively manage working capital — inventory, accounts receivable and accounts payable — by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2006 will be sufficient to finance our capital investments, primarily for additional POSA terminals.
      As at May 31, 2005 cash and cash equivalents were $4,200,000 reflecting decreases in Accounts Receivable and Inventories as well as decreases in Accounts Payable and Accrued Liabilities and working capital surplus was $948,000.
      We used $1,252,000 in investing activities for the year ended March 31, 2005, primarily for the purchase of terminals used to dispense point-of-sale prepaid cellular PINs in Canada. We used $87,000 in financing activities for the year ended March 31, 2005, primarily for the repayment of capital lease obligations.
      The following table sets forth our best estimates for material long-term obligations as at March 31, 2005. Capital lease commitments for computing equipment and software systems are $150,541. Operating leases include commitments for office space, computers and office equipment. In January, 2004, we relocated our corporate offices in Richmond, British Columbia leasing 15,000 square feet for a ten year term.
      The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers. We have no minimum purchase or supply arrangements in place. We expect that these commitments will become due in fiscal 2006. Our contractual obligations as of March 31, 2005 (including the new Richmond office space lease of approximately $163,000 a year) were:

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	One Year	1-3 Years	4-5 Years	5 Years

Capital Lease Obligations	$150,541	$87,213	$63,328	$—	$—
Operating Leases	2,691,525	431,898	681,224	683,334	895,069

Total Contractual Obligations	$2,842,066	$519,111	$744,552	$683,334	$895,069

Future Capital Needs and Resources
      We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. In addition to current cash requirements, Nextwave, our joint venture with National Money Mart, will continue to require an investment of our resources and may require the use of cash, and which is impacted by the available cash flow from operations. For fiscal 2006, we anticipate that our capital expenditures will be in line with prior years.
      We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point-of-sale prepaid cellular business in the Canadian market and possibly the U.S. market. Typical cash flow terms are net 30 days for the purchase of inventory from suppliers and net 7 to 14 days for collections from customers. Limited credit facilities from vendors may limit our working capital and cash flows to expand the business. As this business expands, we will need to purchase additional inventory and point-of-sale terminals. A risk to our liquidity is that customers do not pay on-time creating a temporary negative cash flow situation. Furthermore, significant expansion of the wholesale point-of-sale prepaid cellular business in Canada is in part dependent upon expansion of credit limits from vendors to finance the purchase of PINs for inventory. Another risk to liquidity is the seasonality of revenues. Sales in the third and fourth fiscal quarters in both the U.S. and Canada are seasonally lower than the first and second quarters.
      Our cash flow from operations is impacted by our margin on sales. Pricing competition may reduce margins. Our ability to negotiate supply contracts will impact our margin, net income and operating cash flow.

      Additionally, our working capital and capital requirements will depend upon numerous factors, including the level of resources that we devote to the continued development of our network systems and the development of new products and new technology, and the overall structure of potential future strategic alliances and acquisitions of products or other businesses.
      We believe that projected revenues will provide us with sufficient cash resources and working capital to meet our ongoing obligations as they become due during the 2006 fiscal year.
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
      Please refer to the Risk Factors section of Part 1, Item 1 — “Business” of this Annual Report for additional information on Risk.
Effect of Inflation
      In our view, at no time during any of the last three fiscal years has inflation had a material impact on our sales, earnings or losses from operations, or net earnings.
Trend Information
      The implementation and roll-out of point-of-sale technology in Canada is well established and we continue to increase market share for sale of prepaid products using our technologies. Sales of prepaid cellular PINs and revenues from POSA transaction fees are expected to increase. Revenues from our sales arrangements require active management of working capital and terms and conditions of future arrangements may impact the presentation of revenue and related working capital accounts. We expect to deploy terminals in Canada during the current fiscal year at a pace similar to last year.
      Revenues generated from the bulk sale of prepaid phone cards to retail establishments in Canada are expected to grow slowly and continued pricing pressure in the Canadian marketplace is expected to have an adverse effect on margins.
      Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are static and may decline as usage of mobile phones increases. Revenues generated from the promotional sale of prepaid long distance phone cards increased in fiscal 2005 but may decline in future years. Cost of time, which is the major component of cost of revenue, is expected to decline somewhat as a result of renegotiating lower rates but continued pricing pressure in the marketplace will see a decline in margins.
      Product development costs are expected to continue at similarly high levels due to the continued development of our network systems, the InOneCard.com web site, the development of new products and new customer relationships.
Related Party Transactions
      During fiscal 2005 we incurred merger costs of $658,652 related to the proposed merger with Integrated Data Corp. (“IDC”), of which $470,000 (including $235,000 in common shares) was paid to IDC. The proposed merger was terminated by mutual agreement on November 9, 2004. No further costs are expected to be incurred relating to the terminated merger.
      The international license was repurchased from IDC on February 2, 2005 for the amount of $865,000, being the amount agreed to and paid between related parties.
      During fiscal 2005 we charged Nextwave Card Corp. (“NCC”) expenses of $81,000 (2004 — $nil), which comprised sales and marketing costs incurred on behalf of NCC. As at March 31, 2005 $nil was due from NCC (2004 — $nil).

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS
      Our consolidated financial statements for the fiscal year ended March 31, 2005 and notes thereto are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB. Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with U.S. GAAP.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 8A.	CONTROLS AND PROCEDURES
      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective at March 31, 2005. There have been no changes in our company’s internal controls or other factors, which would affect internal controls subsequent to the date we carried out our evaluation.
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

ITEM 8B.	OTHER INFORMATION
      None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      We have a Code of Ethics that applies to our principal executive officer, principal financial officer, controller and others performing similar functions. A copy of the Code of Ethics is included with this Report as Exhibit 14.1.
      The other information called for by Part III, Item 9, is included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference. The proxy statement will be filed within 120 days of March 31, 2005, our fiscal year end.

ITEM 10.	EXECUTIVE COMPENSATION
      Information called for by Part III, Item 10, is included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Certain information called for by Part III, Item 11, is included in our proxy statement relating to our 2005 annual meeting of shareholders, and is incorporated herein by reference.
Securities authorized for issuance under equity compensations plans
      The following table gives information as of March 31, 2005, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options under our 1998 Stock Option Plan and our 2000 Stock Option Plan, which are our only existing equity compensation plans. See also “Note 4(c) to Consolidated Financial Statements of DataWave Systems Inc.” included in this Report.
      We will not issue any further options under the 1998 Stock Option Plan. As of March 31, 2005, stock options in respect of 572,500 shares were outstanding under the 1998 Stock Option Plan, of which 350,000 were issued to directors and officers of our company.
      We are authorized to issue options to acquire up to 5,266,720 common shares of our company under the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors resolved on January 31, 2005 and February 18, 2005 to grant options in respect of 2,750,000 common shares to the directors and certain officers of the company.

Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,322,500	$0.12	2,516,720
Equity compensation plans not approved by security holders	Nil	Nil	Nil

Total	3,322,500	$0.12	2,516,720

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information called for by Part III, Item 12, is included in our proxy statement relating to our 2005 annual meeting of shareholders to be held on August 8, 2005, and is incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibit
Number		Description

3	.1(1)	State of Delaware Certificate of Domestication of DataWave Systems Inc.
3	.2(1)	State of Delaware Certificate of Incorporation of DataWave Systems Inc.
3	.3(1)	Bylaws of DataWave Systems Inc.
10	.1(2)	1998 Stock Option Plan
10	.2**	2000 Stock Option Plan
10	.3**	Form of Option Agreement
10	.4**	Form of Indemnity Agreement
10	.5(3)	Agreement and Plan of Merger between Integrated Data Corp. and DataWave Systems Inc.
10	.6(4)	Merger Break-up and Mutual Release Agreement with Integrated Data Corp.
10	.7(5)	License Termination Agreement between Integrated Data Corp. and DataWave Systems Inc.
10	.8**	Employment Agreement with Joshua Emanuel
14	.1**	Code of Business Ethics
21	.1**	Subsidiaries of DataWave Systems Inc.
31	.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Josh Emanuel
31	.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of John Gunn
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of Josh Emanuel
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of John Gunn

**	Filed herewith

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s 8K report filed on March 1, 2004.

(2)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 20F for the fiscal year ended March 31, 1998, filed on October 1, 1998.

(3)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s 8K report filed on June 4, 2004.

(4)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s 8K report filed on March 9, 2005.

(5)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s 8K report filed on January 27, 2005

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information called for by Part III, Item 14, is included in our proxy statement relating to our 2005 annual meeting of shareholders to be held on August 8, 2005, and is incorporated herein by reference.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataWave Systems Inc.
(Registrant)

By:	/s/ John Gunn

John Gunn
General Manager, Chief Financial Officer
Date: June 29th, 2005
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Joshua Emanuel Joshua Emanuel	Chief Executive Officer and Chairman (Principal Executive Officer)	June 29, 2005

/s/ John Gunn John Gunn	General Manager and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 29, 2005

/s/ John X. Adiletta John X. Adiletta	Director	June 29, 2005

/s/ Vijay Fozdar Vijay Fozdar	Director	June 29, 2005

DATAWAVE SYSTEMS INC.
Form 10-KSB Annual Report

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
The Shareholders
     DataWave Systems Inc.
      We have audited the consolidated balance sheets of DataWave Systems Inc. as at March 31, 2005 and 2004 and the consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.
      The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.
/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Vancouver, Canada
June 24, 2005

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
Years ended March 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)

	2005	2004

ASSETS
Current
Cash and cash equivalents	$4,526,512	$852,406
Restricted cash (Note 3(c))	34,000	–
Accounts receivable and other (Note 3(a))	7,366,712	3,779,638
Inventories (Note 3(b))	4,155,614	2,234,443
Prepaid expenses and deposits	336,800	451,377

Total current assets	16,419,638	7,317,864
Restricted cash	–	54,000
Machinery and equipment, net (Note 3(d))	2,453,571	2,332,997
Equity investment (Note 10)	39,387	–
Deferred development costs (Note 3(e))	101,567	49,335
Other long term receivables (Note 7)	124,008	110,865
Goodwill (Note 3(f))	1,857,985	1,845,619
Intangible assets, net (Note 3(f))	1,079,843	378,529

Total assets	$22,075,999	$12,089,209

LIABILITIES
Current
Accounts payable and accrued liabilities (Notes 3(g) and 10)	$14,547,422	$7,080,615
Deferred revenue	839,303	61,572
Current portion of capital lease obligations (Note 8)	78,344	64,641
Current portion of deferred inducement (Note 7)	31,002	27,716

Total current liabilities	15,496,071	7,234,544
Capital lease obligations (Note 8)	61,668	125,026
Deferred income taxes (Note 6)	309,509	267,766
Deferred inducement (Note 7)	342,184	280,835
Convertible promissory note (Note 3(h))	600,000	–

Total liabilities	16,809,432	7,908,171

Commitments (Note 9)
SHAREHOLDERS’ EQUITY
Common shares
Authorized, 100,000,000 common shares, $0.001 par value
Issued, 46,826,834 and 43,889,334 shares issued and outstanding at March 31, 2005 and March 31, 2004, respectively	46,827	15,006,743
Additional paid-in capital	17,920,408	2,725,492
Accumulated other comprehensive income	465,048	277,966
Accumulated deficit	(13,165,716)	(13,829,163)

Total shareholders’ equity	5,266,567	4,181,038

Total liabilities and shareholders’ equity	$22,075,999	$12,089,209

APPROVED BY

Josh Emanuel Josh Emanuel, Director	Vijay Fozdar Vijay Fozdar, Director
See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)

	2005	2004

Revenue
Sales	$16,783,031	$11,144,952
Net agency sales (Note 5)	7,543,982	6,898,727

Total revenue	24,327,013	18,043,679
Cost of revenue (exclusive of depreciation and amortization)	15,543,066	10,855,665

	8,783,947	7,188,014

Operating costs and expenses
General and administrative	3,278,871	2,812,821
Selling and marketing	1,905,988	1,562,150
Product development	1,312,263	1,405,248
Merger costs (Notes 4(b) and 11)	658,652	–
Depreciation and amortization	1,142,474	835,035

Total operating costs and expenses	8,298,248	6,615,254

Operating income	485,699	572,760
Other income	39,265	13,888
Gain on foreign exchange	34,605	51,279

Income before income taxes	559,569	637,927
Income taxes (Note 6)	–	(79,000)
Equity income (loss) from investee	103,878	(64,491)

Net income	$663,447	$494,436

Net income per share (Note 4(d))
— basic	$0.02	$0.01

— diluted	$0.01	$0.01

Weighted-average number of common shares (Note 4(d))
— basic	44,066,389	43,889,334

— diluted	47,426,389	43,889,334

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended March 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)

				Accumulated
	Number of		Additional	Other		Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Shares	Capital	Income	Deficit	Equity

Balance, April 1, 2003	43,889,334	$15,006,743	$2,725,492	$45,845	$(14,323,599)	$3,454,481
Net income		–	–	–	494,436	494,436
Foreign currency translation adjustment		–	–	232,121	–	232,121

Comprehensive income						726,557

Balance, March 31, 2004	43,889,334	15,006,743	2,725,492	277,966	(13,829,163)	4,181,038
Issuance of shares (Note 4(b))	2,937,500	235,000	–	–	–	235,000
Reclassification to additional paid-in capital on emigration		(15,194,916)	15,194,916	–	–	–
Net income		–	–	–	663,447	663,447
Foreign currency translation adjustment		–	–	187,082	–	187,082

Comprehensive income						850,529

Balance, March 31, 2005	46,826,834	$46,827	$17,920,408	$465,048	$(13,165,716)	$5,266,567

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)

	2005	2004

Operating activities
Net income	$663,447	$494,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,142,474	835,035
Equity (income) loss from investments	(103,878)	64,491
Deferred income taxes	–	79,000
Merger costs	235,000	–
Amortization of lease inducement	25,547	–
Net change in non-cash operating assets and liabilities
Accounts receivable and other	(3,787,862)	(2,305,139)
Inventories	(2,074,656)	(1,009,052)
Prepaid expenses and deposits	113,603	31,172
Accounts payable and accrued liabilities	7,981,805	1,812,949
Deferred revenue	817,858	(84,848)

Net cash provided by (used in) operating activities	5,013,338	(81,956)

Investing activities
Restricted cash	20,000	–
Deferred development costs	(94,786)	(49,335)
Deferred inducements, net of related receivables	–	197,686
Purchase of machinery and equipment	(912,044)	(1,170,118)
Purchase of intangible	(265,000)	–

Net cash used in investing activities	(1,251,830)	(1,021,767)

Financing activity
Repayment of capital lease obligations	(87,402)	(182,934)

Net cash used in financing activity	(87,402)	(182,934)

Increase (decrease) in cash	3,674,106	(1,286,657)
Cash and cash equivalents, beginning of year	852,406	2,139,063

Cash and cash equivalents, end of year	$4,526,512	$852,406

Supplemental disclosure of cash flow information:
Income taxes paid	$–	$–

Supplemental disclosure of non-cash financing and investing items
Issue of promissory note on acquisition of intangible	$600,000	$–
Equipment acquired under capital lease obligations	$–	$349,155
Tenant inducements for leased premises	$–	$540,466
See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
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
      In December 2002, DataWave entered into an agreement to invest in a new corporation called Nextwave Card Corp (“NCC”) that develops and provides prepaid stored value programs.
      DataWave accounts for this investment under the equity method and records its 50% share of income or loss as equity income (loss) from investee.

(c)	Use of estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for doubtful accounts, assessing the recoverability of machinery and equipment, intangibles and goodwill, amortization, valuation allowance for deferred income tax assets, accruals for cost of time in excess of amounts billed by service providers, income and capital taxes and contingencies. Actual results could differ from those estimates.

(d)	Foreign currency translation
      DataWave’s functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the company operates. Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and income statement accounts are translated at average rates of exchange for the year. In accordance with SFAS No. 52, Foreign Currency Translation, gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)	Foreign currency translation (continued)
comprehensive income, a separate component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income.
      Due to foreign exchange rate fluctuations between the U.S. and Canadian dollars in the period, translation of the Canadian operations resulted in an increase in other comprehensive income of $187,082 for the year ended March 31, 2005 (March 31, 2004 — $232,121).

(e)	Cash and cash equivalents
      Cash and cash equivalents include cash deposited in DataWave’s vending equipment, cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days.

(f)	Restricted cash
      Restricted cash consists of cash pledges with banks as collateral for letters of credit issued.

(g)	Inventories
      Inventories for cost of time for prepaid long distance and for prepaid cellular airtime are recorded at the lower of weighted average cost or market value.
      Inventories for prepaid pre-activated calling cards, related cards, promotional and other supplies are valued at the lower of weighted average cost or market value. Component parts and supplies used in the assembly of machines and related work-in-progress are included in machinery and equipment. Slow moving and obsolete inventory is reviewed regularly and written down based on management’s forecast of use over the next twelve months.

(h)	Revenue recognition
      Revenues are recognized when the following criteria are met:

•	pervasive evidence of an arrangement exists

•	delivery has occurred or services have been rendered

•	the price is fixed or determinable, and

•	collectibility is reasonably assured.
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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	Revenue recognition (continued)
      Sales of Company or custom branded cards where DataWave incurs inventory risk but does not provide the related telephone time are recognized on a gross basis on the date of sale to the consumer when title to the card transfers, collectibility of proceeds is reasonably assured, the full obligation to the phone service provider is fixed and determinable, and DataWave has no significant continuing obligations.
      Sales from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery are deferred and recognized on a gross basis when phone service has been delivered to the consumer, and its cost determined, or as the card is used or expires.
      Fees and Service revenues include transaction, service and processing fees. The nature of these fees is charges for processing transactions at the point of sale, including prepaid cellular and prepaid long distance. Fees are included in contractual arrangements with our customers and are billed weekly to customers. Revenues from communications processing services and internet services are recognized at the date of sale when no significant continuing obligation exists and the fee is collected or reasonably assured.

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
      DataWave capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized computer software costs are amortized using the declining balance method by a percentage of 30%.
      Software maintenance and training costs are expensed in the period in which they are incurred.

(k)	Advertising costs and sales incentives
      The Company’s sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange. For the year ended March 31, 2005, sales and other incentives included as a reduction of revenue totalled $138,632 (2004 — $169,577).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Advertising costs and sales incentives (continued)
      Certain advertising and promotional incentives in which the Company exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in cost of revenues.
      The majority of the Company’s advertising expense relates to its consumer long distance business. Most of the advertisements are in print media, with expenses recorded as they are incurred. For the years ended March 31, 2005 and 2004, advertising expense totalled $103,622 and $52,372 respectively, included within selling and marketing costs.

(l)	Machinery and equipment
      Machinery and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of machinery and equipment as follows:

Computer equipment and software	30% declining balance
Office equipment	20% declining balance
Other machinery and equipment	30% declining balance
Vending, DTM and OTC equipment	3 years straight-line
Leasehold improvements	10 years straight-line or shorter lease term
      Parts, supplies and components are depreciated when they are used.

(m)	Impairment of long-lived assets
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
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill and intangible assets with indefinite lives. Instead, these assets are reviewed annually (or more frequently under certain conditions) for impairment. Other intangible assets comprising customer lists and an international license are amortized over 6 and 5 years respectively, management’s best estimate of their useful lives.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Financial instruments

(i)	Fair value
      DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities approximate fair value at March 31, 2005 and 2004. The fair value of the convertible promissory note is not practically determinable due to the related party nature of this financial instrument.

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
      At March 31, 2005, the top ten customers accounted for 66% of accounts receivable (2004 — 71%). The Company is also exposed to certain concentration of revenues and economic dependence (Note 5 (c)).
      Accounts receivable also includes amounts due from contractors who collect cash from and service the Company’s DTM and other vending machines. Certain of these contractors are not bonded resulting in credit risk to the Company.
      Write-offs of accounts receivable balances were not significant in each of the years ended March 31, 2005 and March 31, 2004.
(iii) Foreign exchange risk
      DataWave is exposed to foreign exchange risks due to revenues and costs denominated in Canadian dollars (Note 5 (b)).

(p) Income taxes
      DataWave follows the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109 Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefits of losses available to be carried forward to future years for tax purposes. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized. Measurement of current and deferred tax liabilities and assets is based on the provisions of the enacted tax law, the effects of future changes in tax laws or rates are not anticipated.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(q) Earnings per share
      Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method and “if converted” method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options, warrants and convertible debt.

(r) Stock-based compensation
      The Company accounts for stock-based compensation in accordance with the intrinsic value method prescribed by APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations. Under APB 25, compensation expense is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the options on the date of grant; this compensation is amortized over the vesting period.
      In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure the Company provides pro-forma information regarding net income and net income per share for awards granted or modified after December 31, 1994 as if the stock-based awards to employees had been accounted for under the fair value method prescribed by SFAS No. 123, Accounting for Stock Based Compensation. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.
      In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the models used reflect management’s best estimate of the fair value of its stock-based awards to employees.
      The fair value of the Company’s stock-based awards to employees issued during 2005 and 2004 was estimated assuming no expected dividends and using the following weighted-average assumptions:

	2005	2004

Expected life (years)	5.0	3.6
Expected volatility	179%	95%
Risk-free interest rate	3.9%	3.8%
      The weighted-average estimated fair values of employee stock options granted during fiscal years 2005 and 2004 were $0.09 and $0.05 per share, respectively.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)
(r)  Stock-based compensation (continued)
      If the computed fair values of 2005 and 2004 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

	2005	2004

Net income — as reported	$663,447	$494,436
Add: Stock-based employee compensation expense (recovery) included in reported net income	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(238,801)	(56,810)

Pro-forma net income	$424,646	$437,626

Net income per share — as reported
Basic	$0.02	$0.01

Diluted	$0.01	$0.01

Net income per share — pro-forma
Basic and diluted	$0.01	$0.01

(s)	Comparative figures
      Certain of the prior period’s comparative figures have been reclassified to conform with the current period’s presentation.

(t)	Recently issued accounting pronouncements
      In December 2003, the Staff of the SEC issued SAB No. 104, Revenue Recognition (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 101, “Revenue Recognition in Financial Statements,” which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. The provisions of SAB 104 did not have a material impact on the Company’s financial position or results of operations.
      In December, 2003, the FASB revised FIN No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51 Consolidated Financial Statements to those entities (defined as VIEs) in which either the equity at risk is not sufficient to permit that entity to finance its activities without additional subordinated financial support from other parties, or equity investors lack voting control, an obligation to absorb expected losses or the right to received expected residual returns. FIN No. 46(R) requires consolidation by a business of VIEs in which it is the primary beneficiary. The primary beneficiary is defined as the party that has exposure to the majority of the expected losses and or expected residual returns of the VIE. The adoption of FIN 46 and FIN 46(R) did not have a material impact on the Company’s operating results or financial positions.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(t)	Recently issued accounting pronouncements (continued)
      In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue No. 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in earnings per share. Previously, the potential dilutive effect of the conversion feature was excluded from diluted earnings per share until the contingent feature was met. Issue No. 04-08 results in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether the contingent features are met. The provisions of Issue No. 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue No. 04-08 has resulted in our diluted earnings per share calculation including the dilutive effect of contingently convertible debt. Prior period diluted earnings per share amounts presented for comparative purposes have been restated to conform to this consensus.
      In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs — An amendment of ARB No. 43, Chapter 4. The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Under SFAS 151 abnormal amounts of such costs should be recognized as period costs. In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s operating results or financial position.
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. The statement amends Opinion 29 to eliminate the exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s operating results or financial position.
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”) — Share Based Payment. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. The fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The statement is effective for small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company expects to adopt this statement using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we expect to recognize the compensation expense over the remaining vesting period.
      The Company has begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on results of operations. The Company currently determines the fair value of stock based compensation using a Black-Scholes option pricing model. In connection with evaluating the impact of adopting SFAS 123R, the potential implementation of different valuation models to determine the fair value of stock-based compensation

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(t)	Recently issued accounting pronouncements (continued)
are also being considered, although no decision has yet been made. The adoption of SFAS 123R may have a material impact on the results of operations, regardless of the technique used.
      On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) a replacement of APB Opinion No. 20 and FAS Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company will adopt SFAS 154 at November 1, 2005 and does not anticipate any material change to its operating results.
3.   BALANCE SHEET DETAILS
(a)  Accounts receivable and other

	2005	2004

Trade accounts receivable — POSA	$4,499,592	$2,397,403
Trade accounts receivable — prepaid long distance	2,638,597	1,193,320
Less allowance for doubtful accounts	(96,360)	(12,947)
Tenant inducements	–	166,297
Other receivables	324,883	35,565

	$7,366,712	$3,779,638

(b)  Inventories

	2005	2004

PINs and cellular time	$3,274,233	$1,777,259
Cards and prepaid long distance phone time	646,139	318,087
Part and supplies	235,242	139,097

	$4,155,614	$2,234,443

(c)  Restricted cash
      As at March 31, 2005 restricted cash consists of two cash deposits pledged with banks for letters of credit issued in the amount of $16,000 and $18,000. The deposits mature October 18, 2005 and February 28, 2006, respectively, and bear interest at 1.74% and 3.3% per annum respectively.
      As at March 31, 2004 restricted cash consisted of two cash deposits pledged with banks for letters of credit issued in the amount of $30,000 and $24,000. The deposits matured December 12, 2004 and February 28, 2005, respectively.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

3.	BALANCE SHEET DETAILS (continued)
(d)  Machinery and equipment
      Machinery and equipment consists of the following:

	2005

		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment and software	$1,921,569	$1,102,811	$818,758
Office equipment	162,449	68,611	93,838
Other machinery and equipment	29,120	23,827	5,293
Parts, supplies, and components	331,690	–	331,690
Vending machines in assembly	10,873	–	10,873
Vending equipment	3,454,320	3,336,090	118,230
POSA equipment	1,969,809	1,207,702	762,107
Leasehold improvements	362,318	49,536	312,782

	$8,242,148	$5,788,577	$2,453,571

	2004

		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment and software	$1,455,721	$672,496	$783,225
Office equipment	124,285	46,344	77,941
Other machinery and equipment	30,705	22,819	7,886
Parts, supplies, and components	332,078	–	332,078
Vending machines in assembly	28,764	–	28,764
Vending equipment	3,320,775	3,246,951	73,824
POSA equipment	1,001,559	286,612	714,947
Leasehold improvements	324,699	10,367	314,332

	$6,618,586	$4,285,589	$2,332,997

      Vending machines in assembly includes vending machines being built as new vending machines, machines being refurbished and parts and supplies used in new and refurbished machines and as replacement parts for installed vending machines.
      For the year ended March 31, 2005, the Company capitalized $20,773 of internal use software costs as computer software (2004 — $43,208).
      Machinery and equipment at March 31, 2005, includes computing equipment and software with a net book value of $247,974 (2004 — $316,707) that was acquired under capital lease (Note 8).

(e)	Deferred development costs
      During the year ended March 31, 2005 the Company finalized development projects to sell suppliers’ products through point-of-sale activation terminals in the Canadian marketplace and to allow distributors to sell the Company’s products through its own terminals. Development costs incurred after agreements were signed to

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

3.                        BALANCE SHEET DETAILS (continued)

(e)	Deferred development costs (continued)
complete the projects have been deferred and will be amortized over the life of the agreements. Net deferred development costs at March 31, 2005 were $101,567 (2004 — $49,335).

(f)	Goodwill and intangible assets
      Intangible assets are comprised of goodwill, customer lists and an international license. The goodwill and customer lists were acquired in the purchase of AT&T’s Canadian prepaid card operations. Although DataWave may intend to add customer names and other information to the list in the future, the expected benefits of the acquired customer list apply only to the customers on that list at the date of acquisition. The international license was repurchased from Integrated Data Corp. on February 22, 2005 for the amount of $865,000. Details of the cost and net book value of goodwill and other intangible assets are as follows:

	2005	2004

Goodwill	$1,857,985	$1,845,619

Intangible assets — customer lists and international license	$1,577,175	$657,342
Less accumulated amortization	497,332	278,813

Net intangible assets	$1,079,843	$378,529

Goodwill and intangible assets, net	$2,937,828	$2,224,148

      Amortization for the next five years is $1,079,843.

(g)	Accounts payable and accrued liabilities

	2005	2004

Trade accounts payable — PINs and cellular time	$8,663,602	$3,903,421
Trade accounts payable — prepaid long distance	3,209,064	799,699
Trade accounts payable — other	500,659	675,938
Accrued compensation and benefits	56,620	83,965
Co-op and rebate accruals	312,993	256,140
Long-distance time accruals	599,098	700,551
Other accrued liabilities	1,089,165	495,055
State, local, GST (net) and other taxes payable	116,221	165,846

	$14,547,422	$7,080,615

      On value-added tax filings in Canada, input tax credits earned are claimed against GST collected (At March 31, 2004 $557,396 of input tax credits earned has been reclassified from accounts receivable and other and reflected net against GST collected and payable).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

3.	BALANCE SHEET DETAILS (continued)

(h)	Convertible promissory note
      In January 2005, DataWave entered into an agreement with Integrated Data Corp. (“IDC”) to buy back an exclusive international license for $865,000.
      The purchase price of $865,000 consists of $265,000 cash and $600,000 in the form of a two-year convertible, interest free promissory note payable to IDC. Within two years after the execution of the agreement of sale, IDC, at its sole discretion, shall have the right to convert the note upon demand into DataWave common shares at $0.08 per share for a total of 7,500,000 newly issued DataWave common shares. If IDC does not exercise its right to convert the note to DataWave shares within the 2-year period, DataWave shall have the option to either repay IDC the original loan amount in cash ($600,000), or convert the note into DataWave common shares issued to IDC at $0.08 per share for a total of 7,500,000 newly issued DataWave common shares.

4.	COMMON SHARES

(a)	Authorized
      100,000,000 common shares with par value $0.001.

(b)	Issuance
      During the year ended March 31, 2005 the Company issued 2,937,500 common shares with par value $0.001. Under the “Merger Break-Up and Mutual Release Agreement” with Integrated Data Corp. (“IDC”) the Company agreed to pay IDC $470,000 as compensation for IDC’s costs relating to the merger negotiations; this was recorded under Merger costs included in the Company’s operating costs for the year ended March 31, 2005. The Company paid $235,000 in cash and issued 2,937,500 common shares to IDC, recorded at a fair value of $0.08 per share.

(c)	Share purchase options
      The Company has two stock option plans in place: the 1998 Stock Option Plan and the 2000 Stock Option Plan. Under the terms of both Stock Option Plans, the Board of Directors may grant stock options to employees, officers, directors and independent consultants of the Company and its subsidiaries for their contributions to the Company. Options granted under both Stock Option Plans are not transferable by an optionee, and each option is exercisable only by such optionee. The expiry date will be fixed by the board of directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for our shares for the ten trading days immediately preceding the day on which the board granted the option. In no cases will an optionee be granted an option where the number of shares that may be purchased by an optionee pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of our issued and outstanding share capital as of the award date of the option being granted.
      The Company will not issue any further options under the 1998 stock Option Plan. As of March 31, 2005, stock options in respect of 572,500 shares were outstanding, of which 350,000 were issued to directors and officers of the Company.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

4.	COMMON SHARES (continued)

(c)	Share purchase options (continued)
      The Company is authorized to issue options to acquire up to 5,266,720 common shares of our company under the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors resolved on January 31, 2005 and February 18, 2005 to grant options in respect of 2,750,000 common share to the directors and certain officers of the Company. The Company has not entered into options agreement with the individual optionees regarding the foregoing grants. As of March 31, 2005, there are 2,516,720 common shares available for future grant under the 2000 Plan.

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance outstanding, April 1, 2003	4,971,484	$0.22
Options granted	450,000	0.21
Options cancelled/ Expired	(972,582)	0.19

Balance outstanding, March 31, 2004	4,448,902	$0.22
Options granted	2,750,000	0.10
Options cancelled/ Expired	(3,876,402)	0.25

Balance outstanding, March 31, 2005	3,322,500	$0.12

      As at March 31, 2005, the following options to acquire common stock were outstanding:

		Weighted Average	Number of
Exercise Price	Number of	Remaining	Exercisable
Range	Options	Contractual Life	Options	Expiry Dates

$0.16 - 0.23	572,500	1.57	514,167	July 18, 2005 to July 31, 2007
$0.10	2,400,000	4.8	2,200,000	January 31, 2010
$0.135	350,000	4.8	350,000	January 31, 2010

	3,322,500		3,064,167

(d)	Earnings per share
      The following table sets out the computation of basic and diluted net income per common share Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

4.	COMMON SHARES (continued)

(d)	Earnings per share (continued)
outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to calculate the dilutive effect of options and warrants.

	2005	2004

Numerator:
Net Income	$663,447	$494,436

Denominator:
Weighted average common shares outstanding	44,134,126	43,889,334
Effect of dilutive securities
Stock Options	1,485,000	–
Convertible promissory note	1,875,000	–

Diluted weighted average common shares outstanding	47,494,126	43,889,334

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.01	$0.01

5.	BUSINESS SEGMENT INFORMATION

(a)	Segmented information
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
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

5.	BUSINESS SEGMENT INFORMATION (continued)

(a)	Segmented information (continued)
      DataWave has total revenues of sales, net agency sales, and costs of revenues (exclusive of depreciation and amortization) analyzed by product, as follows:

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total

Year ended March 31, 2005
Canada	$10,289,118	$–	$4,229	$2,106,435	$–	$12,399,782
U.S.	4,095,141	–	–	99,826	133,719	4,328,686
Mexico	–	–	–	–	54,563	54,563

Sales	14,384,259	–	4,229	2,206,261	188,282	16,783,031

Canada	–	92,862,525	322,333	–	–	93,184,858
U.S.	7,797,714	–	–	–	–	7,797,714
Mexico	–	–	–	–	–	–

Gross proceeds received on agency sales	7,797,714	92,862,525	322,333	–	–	100,982,572
Less payments to suppliers	(2,187,597)	(90,943,578)	(307,415)	–	–	(93,438,590)

Net agency sales	5,610,117	1,918,947	14,918	–	–	7,543,982

Canada	10,289,118	1,918,947	19,147	2,106,435	–	14,333,647
U.S.	9,705,258	–	–	99,826	133,719	9,938,803
Mexico	–	–	–	–	54,563	54,563

Total revenue	19,994,376	1,918,947	19,147	2,206,261	188,282	24,327,013
Cost of revenues	15,188,903	–	3,486	350,677	–	15,543,066

Margin	$4,805,473	$1,918,947	$15,661	$1,855,584	$188,282	$8,783,947

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

5.	BUSINESS SEGMENT INFORMATION (continued)

(a)	Segmented information (continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total

Year ended March 31, 2004
Canada	$7,668,077	$–	$–	$1,434,809	$–	$9,102,886
U.S.	1,618,561	–	–	–	325,537	1,944,098
Mexico	–	–	–	–	97,968	97,968

Sales	9,286,638	–	–	1,434,809	423,505	11,144,952

Canada	–	57,633,025	192,032	–	–	57,825,057
U.S.	6,076,834	–	–	–	–	6,076,834
Mexico	–	–	–	–	–	–

Gross proceeds received on agency sales	6,076,834	57,633,025	192,032	–	–	63,901,891
Less payments to suppliers	(848,063)	(55,977,676)	(177,425)	–	–	(57,003,164)

Net agency sales	5,228,771	1,655,349	14,607	–	–	6,898,727

Canada	7,668,077	1,655,349	14,607	1,434,809	–	10,772,842
U.S.	6,847,332	–	–	–	325,537	7,172,869
Mexico	–	–	–	–	97,968	97,968

Total revenue	14,515,409	1,655,349	14,607	1,434,809	423,505	18,043,679
Cost of revenues	10,525,635	–	–	250,353	79,677	10,855,665

Margin	$3,989,774	$1,655,349	$14,607	$1,184,456	$343,828	$7,188,014

(b)	Geographic information
      DataWave has long-lived assets and has earned revenue from sales to customers in the following geographic locations:

	For the year ended and as at March 31

	Revenue		Long-Lived Assets

	2005	2004	2005	2004

Canada	$14,333,647	$10,772,842	$4,570,509	$4,592,806
United States	9,938,803	7,172,869	1,085,852	124,539
Mexico	54,563	97,968	–	–

	$24,327,013	$18,043,679	$5,656,361	$4,717,345

      Long lived assets consist of machinery and equipment, equity investment, deferred development costs, goodwill, intangible assets and other long term receivables.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

5.	BUSINESS SEGMENT INFORMATION (continued)

(c)	Concentration of revenues and economic dependence
      The Company is dependent on a number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.
      For the year ended March 31, 2005, the top ten customers accounted for 51% of revenues (sales and net agency sales) (2004 — 44%). One customer accounted for 19% of revenues in fiscal 2005 (2004 — 16%). The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

(d)	Concentration of suppliers and economic dependence
      The Company is dependent on a number of suppliers for prepaid long distance and wireless time and future results depend significantly on these strategic relationships.
      For the year ended March 31, 2005, the Company’s four main suppliers, in descending order, accounted for 32%, 19%, 18% and 13% of cost of revenues respectively (2004 — 28%, 25%, 18% and 12%). The Company actively seeks to expand its supplier base to mitigate this risk.

6.	INCOME TAXES
      US and Canadian components of net income before income taxes were:

	March 31,	March 31,
	2005	2004

U.S.	$755,240	$(372,052)
Canadian	(195,671)	1,009,979

	$559,569	$637,927

      The following table reconciles the reported amount of income tax expense for the year to the amount of income tax expense that would result from applying the U.S. combined federal and state income tax rate of 39.94%, (2004 — the Canadian federal income tax rate of 35.90%):

	March 31,	March 31,
	2005	2004

Income taxes based on above	$223,492	$229,016
Increase (reduction) in income taxes resulting from:
Effect of foreign tax rates different from statutory rate	10,364	–
Tax benefit not recognized on current year losses	333,773	40,560
Other permanent differences	11,292	4,917
Benefit on application of loss carry forwards	(611,228)	(277,180)
Assets depreciation	(15,109)	72,845
Deferred revenue	47,416	8,842

Income tax expense	$–	$79,000

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

6.	INCOME TAXES (continued)
      The Company’s deferred tax expense was $nil for the years ended March 31, 2005 and 2004 respectively. Significant components of the Company’s deferred tax assets and liabilities at March 31, 2005 and 2004, in the Company’s two tax jurisdictions are presented below:

	March 31,	March 31,
	2005	2004

U.S.
Deferred tax assets:
Operating losses carried forward	$280,387	$674,290
Machinery and equipment	74,057	36,141
Intangible assets	–	–

	354,444	710,431
Valuation allowance	(354,444)	(710,431)

Net deferred tax assets	$–	$–

Deferred tax liabilities:	$–	$–

	March 31,	March 31,
	2005	2004

Canada
Deferred tax assets:
Operating losses carried forward	$–	$852,714
Deferred revenue	56,258	–
Machinery and equipment	188,416	159,366
Intangible assets	34,413	41,746

	279,087	1,053,826
Valuation allowance	(279,087)	(1,053,826)

Net deferred tax assets	$–	$–

Deferred tax liabilities:	$309,509	$267,766

      During fiscal 2005, the Company continued under the laws of Delaware. Under Canadian tax laws the Company was deemed to have disposed of all of its property at fair value. Management estimates relating to the determination of fair value and taxes resulting from the continuance are subject to the review and assessment of Canada Revenue Agency. As a result of this continuance certain Canadian loss carryforwards expired unutilized.
      In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As at March 31, 2005, the

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

6.                        INCOME TAXES (continued)
Company does not believe it meets the criteria to recognize the deferred tax asset, and has accordingly provided a full valuation allowance.
      As at March 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $709,000 in the U.S., which are available to offset future federal taxable income, if any.
      The net operating loss carryforwards expire as follows:

2014	$326,000
2017	158,000
2019	177,000
2020	48,000

$709,000

7.	DEFERRED INDUCEMENT
      In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease. The agreement included cash inducements for leasehold improvements of $310,019, of which $186,011 was received during the year, and $124,008 is recorded as a long term receivable. Also included were inducements for free rent. At March 31, 2005, the deferred rent inducement was $373,186 (2004 — $308,551) less the current portion of $31,002 (2004 — $27,716).

8.	CAPITAL LEASE OBLIGATION
      The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease are as follows:

2006	$87,213
2007	63,328

Total minimum lease payments	150,541
Less: amount representing interest at 8.5%	10,529

140,012
Less: current portion	78,344

Balance of obligation	$61,668

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2005 and 2004
(Expressed in United States Dollars)

9.	COMMITMENTS
      DataWave has the following future minimum payments with respect to operating leases for office space, computer and office equipment:

2005	$431,898
2006	376,375
2007	304,849
2008	318,026
2009	365,308
Thereafter	895,069

$2,691,525

      Rent expense, net of inducement, for the period ended March 31, 2005, was $355,174 (2004 — $241,763).

10.	EQUITY INVESTMENT
      The Company has an equity investment in Nextwave Card Corp (“NCC”). For the year ended March 31, 2005, DataWave recorded equity investment income of $103,878 (2004 — $64,491 loss).
      At March 31, 2005, DataWave’s cumulative share of equity investment income was $39,387 (March 31, 2004 — loss $(64,491) included in accounts payable and accrued liabilities).

11.	RELATED PARTY TRANSACTIONS
      During the year the company incurred merger costs of $658,652 related to the proposed merger with Integrated Data Corp. (“IDC”) of which $470,000 (including $235,000 in common shares) was paid in IDC. The proposed merger was terminated by mutual agreement on November 9, 2004. No further costs are expected to be incurred relating to the terminated merger.
      The international license was repurchased from IDC on February 2, 2005 for the amount of $865,000, being the amount agreed to and paid between related parties.
      During the year ended March 31, 2005 the Company charged NCC expenses of $81,000 (2004 — $nil), which comprised sales and marketing costs incurred on behalf of NCC. As at March 31, 2005 $nil was due from NCC (2004 — $nil).