Form 10QSB
period 2005-06-30
DATAWAVE SYSTEMS INC
filed 2005-08-12
CIK 1000157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number 000-26698
DATAWAVE SYSTEMS INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation or organization)	98-0186455 (IRS Employer Identification No.)
Wayne Interchange Plaza One
145 Route 46 West, 3rd Floor
Wayne, NJ 07470
(Address of principal executive offices)
(973) 774-5000
(Issuer’s telephone number)
Securities registered or to be registered pursuant to Section 12(b) of the Act:     (none)
Securities registered or to be registered pursuant to Section 12(g) of the Act:     Common Shares
Indicate by check mark whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
As of June 30, 2005 there were 46,826,834 shares of the Company’s common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one). ☐ Yes ☑ No

DATAWAVE SYSTEMS INC.
FORM 10-QSB
 - ii -

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views, beliefs and expectations with respect to our business, strategies, products, revenues, future results and events and financial performance, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications and financial products markets. All statements other than statements of historical fact, including future results of operations or financial position, made in this Report on Form 10-QSB are forward looking. In particular, when used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intends,” “will,” “forecast,” “plan,” “future,” “strategy” and similar expressions, as they relate to us, are intended to identify forward-looking statements, statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances, changes in assumption or other factors. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

- iii -

PART I FINANCIAL INFORMATION
Item 1 Financial Statements.
DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As at June 30, 2005 and March 31, 2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

	June 30	March 31
	2005	2005

Assets
Current
Cash and cash equivalents	$1,950,142	$4,560,512
Accounts receivable and other (Note 3 (a))	7,543,684	7,366,712
Inventories (Note 3 (b))	5,471,446	4,155,614
Prepaid expenses and deposits	412,078	336,800

Total current assets	15,377,350	16,419,638

Machinery and equipment, net (Note 3 (c))	2,487,365	2,453,571
Equity investment (Note 3(e))	73,635	39,387
Goodwill	1,849,408	1,857,985
Intangible assets, net	1,029,581	1,079,843
Other assets	211,209	225,575

Total assets	$21,028,548	$22,075,999

Liabilities
Current
Accounts payable and accrued liabilities (Note 3 (d))	$13,283,161	$14,547,422
Deferred revenue	948,915	839,303
Other current liabilities	109,570	109,346

Total current liabilities	14,341,646	15,496,071

Deferred income taxes	305,468	309,509
Deferred inducement	337,947	342,184
Convertible promissory note	600,000	600,000
Other liabilities	40,461	61,668

Total liabilities	15,625,522	16,809,432

Shareholders’ equity
Common shares
Authorized, 100,000,000 common shares, $0.001 par value Issued, 46,826,834 shares issued and outstanding at June 30, 2005 and March 31, 2005	46,827	46,827
Additional paid-in capital	17,920,408	17,920,408
Accumulated other comprehensive income	463,636	465,048
Accumulated deficit	(13,027,845)	(13,165,716)

Total shareholders’ equity	5,403,026	5,266,567

Total liabilities and shareholders’ equity	$21,028,548	$22,075,999

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three month period ended June 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Three months ended June 30,
	2005	2004

Revenue
Sales	$5,053,588	$2,764,207
Net agency sales (Note 5)	1,898,818	1,771,402

Total revenue	6,952,406	4,535,609
Cost of revenues (exclusive of depreciation and amortization)	4,559,363	2,647,054

	2,393,043	1,888,555

Operating costs and expenses
General and administrative	948,268	758,788
Selling and marketing	581,548	426,990
Product development	396,573	290,255
Depreciation and amortization	369,187	249,610
Merger costs	—	73,142

Total operating costs and expenses	2,295,576	1,798,785

Operating income	97,467	89,770

Other income (expense)	34,864	(560)
Loss on foreign exchange	(3)	(3,427)

Income before income taxes	132,328	85,783

Income taxes	(28,705)	—
Equity income (loss) from investee	34,248	(3,555)

Net income	$137,871	$82,228

Net income per share
— basic	$0.00	$0.00

— diluted	$0.00	$0.00

Weighted-average number of common shares
— basic	46,826,834	43,889,334

— diluted	56,023,391	43,889,334

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
As at June 30, 2005 and March 31, 2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

				Accumulated
	Number of		Additional	Other		Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Shares	Capital	Income	Deficit	Equity

Balance, April 1, 2004	43,889,334	$15,006,743	$2,725,492	$277,966	$(13,829,163)	$4,181,038

Issuance of shares	2,937,500	235,000	—	—	—	235,000
Reclassification to additional paid-in capital on emigration		(15,194,916)	15,194,916	—	—	—

Net income		—	—	—	663,447	663,447
Foreign currency translation adjustment		—	—	187,082	—	187,082

Comprehensive income						850,529

Balance, March 31, 2005	46,826,834	46,827	17,920,408	465,048	(13,165,716)	5,266,567

Net income		—	—	—	137,871	137,871
Foreign currency translation adjustment		—	—	(1,412)	—	(1,412)

Comprehensive income						136,459

Balance, June 30, 2005	46,826,834	$46,827	$17,920,408	$463,636	$(13,027,845)	$5,403,026

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month period ended June 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Three months ended June 30,
	2005	2004

Operating activities
Net income	$137,871	$82,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	369,187	249,610
Equity (income) loss from investee	(34,248)	3,555
Amortization of lease inducement	7,546	—
Net change in non-cash operating assets and liabilities
Accounts receivable and other	(176,972)	(315,719)
Inventories	(1,315,832)	(1,077,411)
Prepaid expenses and deposits	(75,278)	112,445
Accounts payable and accrued liabilities	(1,264,262)	2,542,430
Deferred revenue	109,612	93,188

Net cash (used in) provided by operating activities	(2,242,376)	1,690,326

Investing activity
Purchase of machinery and equipment	(346,766)	(202,470)

Net cash used in investing activity	(346,766)	(202,470)

Financing activity
Repayment of capital lease obligations	(21,228)	(15,651)

Net cash used in financing activity	(21,228)	(15,651)

(Decrease) increase in cash	(2,610,370)	1,472,205
Cash and cash equivalents, beginning of period	4,560,512	852,406

Cash and cash equivalents, end of period	$1,950,142	$2,324,611

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included as part of the Company’s 2005 Annual Report on Form 10-KSB. All amounts herein are expressed in United States dollars unless otherwise noted.

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

(b)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for doubtful accounts, assessing the recoverability of machinery and equipment, intangibles and goodwill, amortization, valuation allowance for deferred income tax assets, accruals for cost of time in excess of amounts billed by service providers, income taxes and contingencies. Actual results could differ from those estimates.

(c)	Stock-based compensation

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure the Company provides pro-forma information regarding net income and net income per share for stock-based awards granted or modified after December 31, 1994 as if the awards to employees had been accounted for under the fair value method prescribed by SFAS No. 123, Accounting for Stock Based Compensation.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES
(c)	Stock-based compensation (continued)

The pro-forma compensation expense of employee share options for the three month periods ended June 30, 2005 and 2004 was determined to be nominal.
3.	BALANCE SHEET DETAILS
(a)	Accounts receivable and other

	June 30,	March 31,
	2005	2005

Trade accounts receivable — POSA	$5,366,945	$4,499,592
Trade accounts receivable — prepaid long distance	2,183,908	2,638,597
Less allowance for doubtful accounts	(96,072)	(96,360)
Other receivables	88,903	324,883

	$7,543,684	$7,366,712

(b)	Inventories

	June 30,	March 31,
	2005	2005

PINs and cellular time	$4,939,557	$3,274,233
Cards and long-distance phone time	344,014	646,139
Part and supplies	187,875	235,242

	$5,471,446	$4,155,614

(c)	Machinery and equipment

		June 30, 2005
		Accumulated
	Cost	Depreciation	Net Book Value

Vending equipment	$3,806,887	$3,356,912	$449,975
POSA equipment	2,203,153	1,351,694	851,459
Computer equipment and software	1,943,847	1,152,330	791,517
Other	549,842	155,428	394,414

	$8,503,729	$6,016,364	$2,487,365

		March 31, 2005
		Accumulated
	Cost	Depreciation	Net Book Value

Vending equipment	$3,796,883	$3,336,090	$460,793
POSA equipment	1,969,809	1,207,702	762,107
Computer equipment and software	1,921,569	1,102,811	818,758
Other	553,887	141,974	411,913

	$8,242,148	$5,788,577	$2,453,571

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

3.	BALANCE SHEET DETAILS (Continued)
(d)	Accounts payable and accrued liabilities

	June 30,	March 31,
	2005	2005

Trade accounts payable — PINs and cellular time	$7,824,034	$8,663,602
Trade accounts payable — prepaid long distance	2,380,083	3,209,064
Trade accounts payable — other	655,953	500,659
Accrued compensation and benefits	3,768	56,620
Co-op and rebate accruals	431,970	312,993
Other	1,987,353	1,804,484

	$13,283,161	$14,547,422

(e)	Equity Investment
The Company has an equity investment in Nextwave Card Corp (“NCC”). For the period ended June 30, 2005, DataWave recorded equity investment income of $34,248 (2004 — $3,555 loss).

At June 30, 2005, DataWave’s cumulative share of equity investment income was $73,635 (March 31, 2005 — $39,387).
4.	COMMON SHARES
(a)	Net income per share

The following table sets out the computation of basic and diluted net income per common share. Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and all additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. The treasury stock method is used to calculate the dilutive effect of options and warrants.

	Three months ended June 30,
	2005	2004

Numerator:
Net income	$137,871	$82,228

Denominator:
Weighted average common shares outstanding	46,826,834	43,889,334

Effect of dilutive securities
Stock Options	1,696,557	—
Convertible promissory note	7,500,000	—

Diluted weighted average common shares outstanding	56,023,391	43,889,334

Basic and diluted net income per share	$0.00	$0.00

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

4.	COMMON SHARES (Continued)
(a)	Net income per share (Continued)
For the three month period ended June 30, 2005, securities not included in the diluted net income per share computation were 572,500 options (June 30, 2004 - 872,500).
5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES
(a)	Segmented information

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

DataWave has total revenues of sales, net agency sales, and costs of revenues (exclusive of depreciation and amortization) analyzed by product, as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)
(a)	Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total

Three months ended June 30, 2005

Canada	$3,353,591	$—	$3,554	$553,672	$—	$3,910,817
U.S.	1,051,364	—	—	—	84,171	1,135,535
Mexico	—	—	—	—	7,236	7,236

Sales	4,404,955	—	3,554	553,672	91,407	5,053,588

Canada	—	31,078,093	56,336	—	—	31,134,429
U.S.	2,197,249	370,380	—	—	—	2,567,629
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	2,197,249	31,448,473	56,336	—	—	33,702,058
Less payments to suppliers	(886,993)	(30,862,707)	(53,540)	—	—	(31,803,240)

Net agency sales	1,310,256	585,766	2,796	—	—	1,898,818

Canada	3,353,591	577,706	6,350	553,672	—	4,491,319
U.S.	2,361,620	8,060	—	—	84,171	2,453,851
Mexico	—	—	—	—	7,236	7,236

Total revenue	5,715,211	585,766	6,350	553,672	91,407	6,952,406

Cost of revenues	4,457,382	—	2,916	99,065	—	4,559,363

Margin	$1,257,829	$585,766	$3,434	$454,607	$91,407	$2,393,043

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)
(a)	Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total

Three months ended June 30, 2004

Canada	$1,794,590	$—	$—	$470,378	$—	$2,264,968
U.S.	433,760	—	—	12,302	34,186	480,248
Mexico	—	—	—	—	18,991	18,991

Sales	2,228,350	—	—	482,680	53,177	2,764,207

Canada	—	18,601,896	43,551	—	—	18,645,447
U.S.	1,447,314	—	—	—	—	1,447,314
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	1,447,314	18,601,896	43,551	—	—	20,092,761
Less payments to suppliers	(61,251)	(18,218,542)	(41,566)	—	—	(18,321,359)

Net agency sales	1,386,063	383,354	1,985	—	—	1,771,402

Canada	1,794,590	383,354	1,985	470,378	—	2,650,307
U.S.	1,819,823	—	—	12,302	34,186	1,866,311
Mexico	—	—	—	—	18,991	18,991

Total revenue	3,614,413	383,354	1,985	482,680	53,177	4,535,609

Cost of revenues	2,583,078	—	—	63,976	—	2,647,054

Margin	$1,031,335	$383,354	$1,985	$418,704	$53,177	$1,888,555

(b)	Concentration of sales and economic dependence

The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the period ended June 30, 2005, the top ten customers accounted for 61% of revenues (sales and net agency sales) (2004 – 52%). The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Management’s Summary
Revenues for the quarter ended June 30, 2005 were $6,952,000 compared with $4,536,000 for the quarter ended June 30, 2004. The increase of $2,416,000 or 53.3% is primarily due to an increase in revenues from our prepaid long distance business of $2,101,000 or 58.1%, and an increase of $202,000 or 52.8% in revenues from our prepaid cellular business.
The margin (total revenues less cost of revenues, exclusive of depreciation and amortization) for the quarter ended June 30, 2005 was $2,393,000, an increase of $504,000 over the quarter ended June 30, 2004. The movement is attributable to an increase in the margin earned in prepaid long distance of $227,000, an increase in the prepaid cellular margin of $202,000, an increase in the fees and services margin of $36,000, and an increase in margins from other business of $39,000.
Operating costs and expenses, excluding cost of revenues, increased by $497,000 to $2,296,000 for the quarter ended June 30, 2005 compared with $1,799,000 for the quarter ended June 30, 2004. The increase is primarily due to increased salary and benefits costs as a result of hiring additional employees in management and administration, sales and information technology. Depreciation expense associated with the investment in POSA terminals and the purchase of the international license, consulting fees, and investor relations costs were also higher for the quarter compared with the same period last year.
Other income of $35,000 for the quarter ended June 30, 2005 (quarter ended June 30, 2004 — $1,000 loss) is primarily interest on deposits.

Selected Financial Operating Data for the Three Month Periods Ended June 30, 2005 and 2004

	Three months Ended June, 30
	2005	2004	2005	2004

	$’000	$’000	Percentage of Revenue
Revenue

Sales	$5,053	$2,764	72.7%	60.9%
Net agency sales	1,899	1,771	27.3%	39.1%

Total revenue	6,952	4,536	100.0%	100.0%

Cost of revenues (exclusive of depreciation and amortization)	4,559	2,647	65.6%	58.4%

Gross margin	2,393	1,889	34.4%	41.6%

Operating costs and expenses
General and administrative	948	759	13.6%	16.7%
Selling and marketing	582	427	8.4%	9.4%
Product development	397	290	5.7%	6.4%
Merger costs	—	73	0.0%	1.6%
Depreciation and amortization	369	250	5.3%	5.5%

Total operating costs and expenses	2,296	1,799	33.0%	39.7%

Operating income	97	90	1.4%	2.0%
Other income (loss)	35	(1)	0.5%	0.0%
Foreign exchange (loss)	—	(3)	0.0%	(0.1)%

Income before income taxes	132	86	1.9%	1.9%

Income taxes	(28)	—	(0.4)%	0.0%
Equity gain (loss) from investee	34	(4)	0.5%	(0.1)%

Net income	$138	$82	2.0%	1.8%

Revenues
For the quarter ended June 30, 2005, revenues were approximately $6,952,000, an increase of $2,416,000, or 53.3% over the $4,536,000 in revenues for the same period last year. The increase in revenues is reflected by both an increase in the traditional prepaid long distance revenues and by an increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product.
Our ten largest customers accounted for 61% of revenues in the quarter ended June 30, 2005 compared with 52% in the same period last year (one customer accounted for 26% of revenues in the quarter ended June 30, 2005 and one customer accounted for 16% of revenues in the same period last year). We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.
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

	As at June	As at March
	30, 2005	31, 2005

Canada
POSA terminals (owned)	4,016	3,858
POSA terminals (serviced or host to host)	501	501

United States
DTMs	917	913
Traditional machine units	7	7
Over-the counter units (terminals)	—	—
POSA terminals (owned)	56	27
POSA terminals (serviced or host to host)	159	159

Mexico
POSA terminals (serviced or host to host)	200	200

Total	5,856	5,665

During the quarter ended June 30, 2005 in Canada we installed 158 POSA terminals, generating an installed base at June 30, 2005 of 4,016 terminals with a further 501 host-to-host locations and distributor operated terminals. In June 2005, daily point-of-sale activations averaged 34,200 compared to the June 2004 daily average of 27,100 activations. We generated transaction fees of $554,000 for the quarter ended June 30, 2005 compared with $483,000 in the same period last year.
Revenues in Canada were $4,491,000 for the quarter ended June 30, 2005 compared with $2,650,000 for the same period last year, an increase of $1,841,000 or 69.5%, which is primarily attributable to an increase in the traditional prepaid long distance revenues and also an increase in the POSA business.
Gross proceeds for prepaid cellular and prepaid internet products were approximately $31,134,000 for Canada in the quarter ended June 30, 2005 compared with $18,645,000 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the quarter ended June 30, 2005, net agency sales from this business were $584,000 for Canada compared with $385,000 in the same period last year.
Revenues in the United States were $2,454,000 for the quarter ended June 30, 2005 compared with $1,866,000 for the same period last year, an increase of $588,000 or 31.5%, which is primarily attributable to an increase in the traditional prepaid long distance revenues.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) was approximately $4,559,000 or 65.6% of revenues, for the quarter ended June 30, 2005, compared to approximately $2,647,000, or 58.4% of revenues, for the same period last year.
Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates. In the United States, additional costs are incurred servicing and maintaining our network of free standing machines. The increase in costs of revenue of 72.2% for the quarter ended June 30, 2005 compared to the same period last year is due to the increase in revenues and additional increases in the cost of time.
Margin increased to $2,393,000 in the quarter ended June 30, 2005 compared with $1,889,000 in the same period last year. Margin as a percentage of revenue for the quarter ended June 30, 2005, however, decreased to 34.4% compared with 41.6% for the same period last year. This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 28.5% in the quarter ended June 30, 2004 to 22.0% in the quarter ended June 30, 2005 due to continued pricing pressure. Prepaid cellular products, which account for 8% of total revenues, generate margins as a percentage of revenue of approximately 1% — 3% and are accounted for on a net agency basis. The margin for this business was $586,000 or 24.5% of the total margin in the quarter ended June 30, 2005, compared with $383,000 or 20.3% of the total margin in the same period last year.
Margin on prepaid long distance was $1,258,000 for the quarter ended June 30, 2005 compared with $1,031,000 for the same period last year. Prepaid long distance accounted for 52.6% of margin as a percentage of revenue in the quarter ended June 30, 2005 compared with 54.6% in the same period last year; this reflects the continued shift in our business from traditional prepaid long distance to the new POSA products.
General and Administrative Expenses
General and administrative expenses were $948,000 or 13.6% of revenues during the quarter ended June 30, 2005, compared to $758,000 or 16.7% of revenues during the same period last year. The increase in costs in the quarter ended June 30, 2005 of approximately $190,000 over the same period last year includes the following:
•	salaries increased by $76,000 as a result of hiring additional staff in operations and finance, including legal counsel;

•	accounting, audit and consulting fees increased by $68,000; and

•	investor relations fees increased by $22,000, as a result of obtaining the services of an investor relations firm.
Selling and Marketing Expense
Selling and marketing expense increased by approximately $155,000 or 36.2% during the quarter ended June 30, 2005 over the same period last year. Expenses for the three month period ended June, 30 2005 were approximately $581,000 or 8.4% of revenues, compared with approximately $427,000 or 9.4% of revenues during the same period last year. The increase is attributable to hiring two additional sales staff for the Canadian and United States businesses, and higher than expected sales incentives payments ($68,000 for the quarter ended June 30, 2005 compared with $29,000 in the same period last year). Selling expenses consist primarily of salaries and the associated employee expenses.
Product Development
Product development expenses were approximately $397,000 or 5.7% of revenue for the quarter ended June 30, 2005, compared with approximately $290,000 or 6.4% of revenues during the same period last year. The increase is attributable to hiring additional staff.
During the quarter ended June 30, 2005, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with standalone terminals and development of host-to-host connections for certain customers.
Depreciation and Amortization
Depreciation and amortization expense increased to $369,000 or 5.3% of revenues for the quarter ended June 30, 2005 from $250,000 or 5.5% of revenues for the same period last year.
Depreciation for machinery and equipment was $328,000 for the quarter ended June 30, 2005, compared with $225,000 for the same period last year. The increase is the result of our continuing investment in POSA terminals and the supporting network infrastructure. Investment in POSA terminals is being depreciated on a straight line basis over three years. At June 30, 2005 we have installed 4,016 point-of-sale terminals in Canada and support another 501 locations with host-to-host network connections. Depreciation expense of approximately $22,000 was incurred for the equipment acquired under capital lease arrangements.
Amortization of intangible assets was $41,000 for the quarter ended June 30, 2005, compared with $25,000 for the same period last year. Intangible assets are comprised of customer lists acquired in our purchase of AT&T’s Canadian prepaid card operations and an international license, which we purchased from Integrated Data Corp. effective February 2, 2005. The intangible assets are amortized on a straight-line basis over six and fifteen years respectively. The net book value of intangible assets at June 30, 2005 and March 31, 2005 were $1,029,000 and $1,079,000 respectively. Goodwill is not amortized. We evaluate the carrying value of goodwill for impairment at least annually.

Liquidity and Capital Resources
Cash and cash equivalents at June 30, 2005 were approximately $1,950,000 compared with $4,561,000 at March 31, 2005. We had a working capital surplus of $1,036,000 at June 30, 2005 compared with $924,000 at March 31, 2005.
Our operating activities used cash of $2,242,000 during the quarter ended June 30, 2005 compared with cash provided of $1,690,000 during the same period last year. This movement is primarily due to changes in payments to suppliers. During the quarter ended June 30, 2005 we commenced paying some suppliers in ten days rather than thirty days to take advantage of early payment discounts. Management made the decision to use excess cash in the quarter in this manner. Future decisions as to payment frequency will depend on excess cash available and supplier payment terms. Our operations, development and expansion, are financed from the cash flow generated from our operating activities.
The decrease in our net cash provided by operating activities is explained below:
•	net income for the period was $138,000:

•	accounts payable and accrued liabilities decreased by $1,264,000, including a decrease of $840,000 for wireless products (PINs and cellular airtime) as a result of taking early payment discounts as discussed above, and a decrease of $829,000 for prepaid long distance products, offset by an increase in other accounts payable and accrued liabilities of $405,000. All wireless accounts payable balances were paid by the end of July 2005;

•	accounts receivable increased by $177,000, and prepaid expenses and deposits increased by $75,000;

•	inventories increased by $1,316,000, primarily for prepaid cellular PINs products. Inventories of prepaid cellular PINs at June 30, 2005 were $4,940,000; cellular PIN inventory is maintained at approximately ten days sales (ten days sales (gross proceeds of sales) for the same period last year) and the increase is the result of increased sales activity;

•	depreciation, amortization and other operating expense for the period was $342,000; and

•	deferred revenue increased by $109,000, mainly due to an increase in non-activated PINs.
Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are collected within twenty days; as at July 31, 2005, all accounts receivable for cellular products outstanding at the end of the quarter had been collected. Inventories for cellular products are maintained at levels to support ten days sales and are turned over three times a month. We actively manage working capital – inventory, accounts receivable and accounts payable – by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2006 will be sufficient to finance our capital investments, primarily for additional POSA terminals.
We used $347,000 in investing activities for the quarter ended June 30, 2005, primarily for the purchase of terminals used to dispense point-of-sale prepaid cellular PINs in Canada. We used $21,000 in financing activities for the quarter ended June 30, 2005, primarily for the repayment of capital lease obligations.
Future Capital Needs and Resources
We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. We plan capital expenditure in line with prior years.
We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point-of-sale prepaid cellular business in the Canadian market and possibly the U.S. market. Typical cash flow terms are net 20 days for the purchase of inventory from suppliers and net 7 to 14 days for collections from customers. Limited credit facilities from vendors may limit our working capital and cash flows to expand the business. As this business expands, we will need to purchase additional inventory and point-of-sale terminals. A risk to our liquidity is that customers do not pay on-time creating a negative cash flow situation. Furthermore, significant expansion of the wholesale point-of-sale prepaid cellular business in Canada is in part dependent upon expansion of credit limits from vendors to finance the purchase of PINs for inventory.

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
We believe that our revenues during the 2006 fiscal year will provide us with sufficient cash resources and working capital to meet our ongoing obligations as they become due.
Depending on the overall structure of potential future product initiatives, strategic alliances and acquisitions, we may have additional capital requirements related to funding these potential future product initiatives, strategic alliances and acquisitions of products or other businesses. Accordingly, we may seek funding from a combination of sources, including equity or debt financing. No assurances can be given that additional funding will be available or, if available, at terms acceptable to us. If adequate capital is not available, our business can be materially and adversely affected.
Trend Information
The implementation and roll-out of point-of-sale technology in Canada is well established and we continue to increase market share for sale of prepaid products using our technologies. Over the past several fiscal quarters, we have experienced increases in sales of prepaid cellular PINs and revenues from POSA transaction fees, and we currently expect further increases during fiscal 2006. Revenues from our sales arrangements require active management of working capital and terms and conditions of future arrangements may impact the presentation of revenue and related working capital accounts, as well as our margins and operating income. We expect to deploy terminals in Canada during the current fiscal year at a pace similar to last year.
Revenues generated from the bulk sale of prepaid phone cards to retail establishments in Canada are expected to grow slowly and continued pricing pressure in the Canadian marketplace is expected to have an adverse effect on margins.
Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are static and may decline as usage of mobile phones increases. Revenues generated from the promotional sale of prepaid long distance phone cards increased in the quarter ended June 30, 2005 but may decline in future periods. Cost of time, which is the major component of cost of revenue, is expected to decline somewhat as a result of renegotiating lower rates but continued pricing pressure in the marketplace will see a decline in margins.
Product development costs are expected to continue at similarly high levels due to the continued development of our network systems, the InOneCard.com web site, the development of new products and new customer relationships.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3 Controls and Procedures.
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
Evaluation of disclosure controls and procedures
As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s chairman and chief executive officer. Based upon that evaluation, our Company’s chairman and chief executive officer concluded that our Company’s disclosure controls and procedures are effective.
No significant changes in internal controls
There have been no significant changes in our Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 6 Exhibits
INDEX

Exhibit
Number		Description

3.1	(1)	State of Delaware Certificate of Domestication of DataWave Systems Inc.

3.2	(1)	State of Delaware Certificate of Incorporation of DataWave Systems Inc.

3.3	(1)	Bylaws of DataWave Systems Inc.

31.1	**	Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 of Joshua Emanuel

31.2	**	Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 of John Gunn

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of Josh Emanuel

32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of John Gunn

**	Filed herewith

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s 8K report filed on March 1, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DataWave Systems Inc.

(Registrant)

By	/s/ Joshua Emanuel

Chairman and Chief Executive Officer

Date	August 12, 2005

By	/s/ John Gunn

General Manager, Chief Financial Officer

Date	August 12, 2005