Form 10QSB
period 2005-09-30
DATAWAVE SYSTEMS INC
filed 2005-11-10
CIK 1000157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number  000-26698
DATAWAVE SYSTEMS INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0186455
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Wayne Interchange Plaza One
145 Route 46 West, 3rd Floor
Wayne, NJ 07470
(Address of principal executive offices)
(973) 774-5000
(Issuer’s telephone number)
Securities registered or to be registered pursuant to Section 12(b) of the Act:            (none)
Securities registered or to be registered pursuant to Section 12(g) of the Act:            Common Shares
Indicate by check mark whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes       ☐ No
As of September 30, 2005 there were 46,826,834 shares of the Company’s common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one).  ☐ Yes       ☑ No

DATAWAVE SYSTEMS INC.
FORM 10-QSB

- ii -

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views, beliefs and expectations with respect to our business, strategies, products, revenues, future results and events and financial performance, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications and financial products markets. All statements other than statements of historical fact, including future results of operations or financial position, made in this Report on Form 10-QSB are forward looking. In particular, when used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intends,” “will,” “forecast,” “plan,” “future,” “strategy” and similar expressions, as they relate to us, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
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

- iii -

PART I FINANCIAL INFORMATION
Item 1 Financial Statements.
DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As at September 30, 2005 and March 31, 2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

	September 30	March 31
	2005	2005

Assets
Current
Cash and cash equivalents	$5,172,927	$4,560,512
Accounts receivable and other (Note 3 (a))	7,026,079	7,366,712
Inventories (Note 3 (b))	5,954,265	4,155,614
Prepaid expenses and deposits	514,876	336,800

Total current assets	18,668,147	16,419,638

Machinery and equipment, net (Note 3 (c))	2,518,106	2,453,571
Equity investment (Note 3(e))	103,849	39,387
Goodwill	1,885,429	1,857,985
Intangible assets, net	996,309	1,079,843
Other assets	209,252	225,575

Total assets	$24,381,092	$22,075,999

Liabilities
Current Accounts payable and accrued liabilities (Note 3 (d))	$15,846,117	$14,547,422
Deferred revenue	1,252,984	839,303
Other current liabilities	137,952	109,346

Total current liabilities	17,237,053	15,496,071

Deferred income taxes	322,437	309,509
Deferred inducement	353,854	342,184
Convertible promissory note	600,000	600,000
Other liabilities	—	61,668

Total liabilities	18,513,344	16,809,432

Shareholders’ equity
Common shares
Authorized, 100,000,000 common shares, $0.001 par value Issued, 46,826,834 shares issued and outstanding at September 30, 2005 and March 31, 2005	46,827	46,827
Additional paid-in capital	17,920,408	17,920,408
Accumulated other comprehensive income	631,491	465,048
Accumulated deficit	(12,730,978)	(13,165,716)

Total shareholders’ equity	5,867,748	5,266,567

Total liabilities and shareholders’ equity	$24,381,092	$22,075,999

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six month period ended September 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004

Revenue
Sales	$6,333,326	$3,470,894	$11,386,914	$6,235,101
Net agency sales (Note 5)	2,018,358	1,840,027	3,917,176	3,611,429

Total revenue	8,351,684	5,310,921	15,304,090	9,846,530
Cost of revenues (exclusive of depreciation and amortization)	5,627,202	3,282,883	10,186,565	5,929,937

	2,724,482	2,028,038	5,117,525	3,916,593

Operating costs and expenses
General and administrative	1,054,193	819,880	2,002,461	1,578,668
Selling and marketing	468,757	399,384	1,050,305	826,374
Product development	397,160	331,146	793,733	621,401
Depreciation and amortization	369,284	303,039	738,471	552,649
Merger costs	—	93,873	—	167,015

Total operating costs and expenses	2,289,394	1,947,322	4,584,970	3,746,107

Operating income	435,088	80,716	532,555	170,486

Other income	38,270	3,454	73,134	2,894
Gain on foreign exchange	9,755	39,210	9,752	35,783

Income before income taxes	483,113	123,380	615,441	209,163

Income taxes	(216,460)	—	(245,165)	—
Equity income from investee (Note 3(e))	30,214	35,367	64,462	31,812

Net income	$296,867	$158,747	$434,738	$240,975

Net income per share
— basic	$0.01	$0.00	$0.01	$0.01

— diluted	$0.01	$0.00	$0.01	$0.01

Weighted-average number of common shares
— basic	46,826,834	43,889,334	46,826,834	43,889,334

— diluted	56,562,342	43,889,334	56,484,807	43,889,334

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
As at September 30, 2005 and March 31,2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

				Accumulated Other
	Number of Common		Additional Paid-in	Comprehensive		Total Shareholders'
	Shares	Common Shares	Capital	Income	Accumulated Deficit	Equity

Balance, April 1, 2004	43,889,334	$15,006,743	$2,725,492	$277,966	$(13,829,163)	$4,181,038
Issuance of shares	2,937,500	235,000	—	—	—	235,000
Reclassification to additional paid-in capital on emigration		(15,194,916)	15,194,916	—	—	—
Net income		—	—	—	663,447	663,447
Foreign currency translation adjustment		—	—	187,082	—	187,082

Comprehensive income						850,529

Balance, March 31, 2005	46,826,834	46,827	17,920,408	465,048	(13,165,716)	5,266,567
Net income		—	—	—	434,738	434,738
Foreign currency translation adjustment		—	—	166,443	—	166,443

Comprehensive income						601,181

Balance, September 30, 2005	46,826,834	$46,827	$17,920,408	$631,491	$(12,730,978)	$5,867,748

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six month period ended September 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Six months ended September 30,
	2005	2004

Operating activities
Net income	$434,738	$240,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	738,471	552,649
Equity income from investee	(64,462)	(31,812)
Amortization of lease inducement	12,735	10,809
Net change in non-cash operating assets and liabilities
Accounts receivable and other	340,633	(726,861)
Inventories	(1,798,651)	(1,909,826)
Prepaid expenses and deposits	(178,076)	91,725
Accounts payable and accrued liabilities	1,298,695	3,477,588
Deferred revenue	413,681	352,387

Net cash provided by operating activities	1,197,764	2,057,634

Investing activity
Purchase of machinery and equipment	(698,891)	(660,707)

Net cash used in investing activity	(698,891)	(660,707)

Financing activity
Repayment of capital lease obligations	(34,127)	(31,637)

Net cash used in financing activity	(34,127)	(31,637)

Effect of exchange rate changes on cash and cash equivalents	147,669	32,235

Increase in cash	612,415	1,397,525
Cash and cash equivalents, beginning of period	4,560,512	852,406

Cash and cash equivalents, end of period	$5,172,927	$2,249,931

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month period ended September 30, 2005 and 2004
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

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

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
Six month period ended September 30, 2005 and 2004
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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and using the following weighted-average assumptions:

	Sept. 30,	Sept. 30,
	2005	2004
Expected life (years)	3.35	—
Expected volatility	136.0%	—
Risk-free interest rate	4.25%	—
The weighted-average estimated fair values of employee stock options granted during the period ending September 30, 2005 and 2004 were $0.06 and $Nil per share, respectively.

No options were granted in the three months ended September 30, 2004 but if the computed fair values of previously granted awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004
Net income — as reported	$296,867	$158,747
Add: Stock-based employee compensation expense (recovery) included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(29,963)	(8,375)

Pro-forma net income	$266,904	$150,372

Net income per share — as reported
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Net income per share — pro-forma
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month period ended September 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)
2.	SIGNIFICANT ACCOUNTING POLICIES
(c)	Stock-based compensation (continued)

	Six Months	Six Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004
Net income — as reported	$434,738	$240,975
Add: Stock-based employee compensation expense (recovery) included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(35,164)	(8,375)

Pro-forma net income	$399,574	$232,600

Net income per share — as reported
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Net income per share — pro-forma
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

3.	BALANCE SHEET DETAILS
(a)	Accounts receivable and other

	September 30,	March 31,
	2005	2005

Trade accounts receivable — POSA	$4,855,339	$4,499,592
Trade accounts receivable — prepaid long distance	1,987,872	2,638,597
Less allowance for doubtful accounts	(17,901)	(96,360)
Other receivables	200,769	324,883

	$7,026,079	$7,366,712

(b)	Inventories

	September 30,	March 31,
	2005	2005

PINs and cellular time	$5,403,752	$3,274,233
Cards and long-distance phone time	376,815	646,139
Part and supplies	173,698	235,242

	$5,954,265	$4,155,614

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month period ended September 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)
3.	BALANCE SHEET DETAILS (Continued)
(c)	Machinery and equipment

		September 30, 2005
		Accumulated	Net Book
	Cost	Depreciation	Value

Vending equipment	$3,811,247	$3,376,109	$435,138
POSA equipment	2,383,237	1,580,233	803,004
Computer equipment and software	2,175,699	1,294,151	881,548
Other	573,716	175,300	398,416

	$8,943,899	$6,425,793	$2,518,106

		March 31, 2005
		Accumulated	Net Book
	Cost	Depreciation	Value

Vending equipment	$3,796,883	$3,336,090	$460,793
POSA equipment	1,969,809	1,207,702	762,107
Computer equipment and software	1,921,569	1,102,811	818,758
Other	553,887	141,974	411,913

	$8,242,148	$5,788,577	$2,453,571

(d)	Accounts payable and accrued liabilities

	September 30,	March 31,
	2005	2005

Trade accounts payable — PINs and cellular time	$9,645,088	$8,663,602
Trade accounts payable — prepaid long distance	2,777,893	3,209,064
Trade accounts payable — other	553,501	500,659
Accrued compensation and benefits	68,937	56,620
Co-op and rebate accruals	691,628	312,993
Other	2,109,070	1,804,484

	$15,846,117	$14,547,422

(e)	Equity Investment

The Company has an equity investment in Nextwave Card Corp (“NCC”). For the three and six month period ended September 30, 2005, DataWave recorded equity investment income of $30,214 and $64,462 respectively (2004 — $35,367 and $31,812 respectively).

At September 30, 2005, DataWave’s cumulative share of equity investment income was $103,849 (March 31, 2005 — $39,387).

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month period ended September 30, 2005 and 2004
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

	Three months ended September 30,
	2005	2004

Numerator:
Net income	$296,867	$158,747

Denominator:
Weighted average common shares outstanding	46,826,834	43,889,334

Effect of dilutive securities
Stock Options	2,235,508	—
Convertible promissory note (non-interest bearing)	7,500,000	—

Diluted weighted average common shares outstanding	56,562,342	43,889,334

Basic net income per share	$0.01	$0.00
Diluted net income per share	$0.01	$0.00

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month period ended September 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)
4.	COMMON SHARES (Continued)
(a)	Net income per share (Continued)

	Six months ended September 30,
	2005	2004

Numerator:
Net income	$434,738	$240,975

Denominator:
Weighted average common shares outstanding	46,826,834	43,889,334

Effect of dilutive securities
Stock Options	2,157,973	—
Convertible promissory note (non-interest bearing)	7,500,000	—

Diluted weighted average common shares outstanding	56,484,807	43,889,334

Basic net income per share	$0.01	$0.01
Diluted net income per share	$0.01	$0.01

For the three and six month period ended September 30, 2005, securities not included in the diluted net income per share computation were 902,500 options (September 30, 2004 — 872,500).
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

DataWave has total sales, net agency sales, and costs of revenues (exclusive of depreciation and amortization) analyzed by product, as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month period ended September 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)
5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)
(a)	Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total

Three months ended September 30, 2005

Canada	$4,058,949	$—	$4,011	$619,605	$22,360	$4,704,925
U.S.	1,535,737	—	—	75,164	11,988	1,622,889
Mexico	—	—	—	—	5,512	5,512

Sales	5,594,686	—	4,011	694,769	39,860	6,333,326

Canada	—	37,545,988	52,934	—	—	37,598,922
U.S.	2,301,857	750,925	—	—	—	3,052,782
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	2,301,857	38,296,913	52,934	—	—	40,651,704
Less payments to suppliers	(1,159,763)	(37,423,415)	(50,168)	—	—	(38,633,346)

Net agency sales	1,142,094	873,498	2,766	—	—	2,018,358

Canada	4,058,949	832,671	6,777	619,605	22,360	5,540,362
U.S.	2,677,831	40,827	—	75,164	11,988	2,805,810
Mexico	—	—	—	—	5,512	5,512

Total revenue	6,736,780	873,498	6,777	694,769	39,860	8,351,684

Cost of revenues	5,516,417	—	3,444	107,341	—	5,627,202

Margin	$1,220,363	$873,498	$3,333	$587,428	$39,860	$2,724,482

Three months ended September 30, 2004

Canada	$2,449,341	$—	$—	$547,544	$—	$2,996,885
U.S.	391,080	—	—	83,867	(19,074)	455,873
Mexico	—	—	—	—	18,136	18,136

Sales	2,840,421	—	—	631,411	(938)	3,470,894

Canada	—	22,081,792	96,900	—	—	22,178,693
U.S.	1,619,694	—	—	—	—	1,619,694
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	1,619,694	22,081,792	96,900	—	—	23,798,387
Less payments to suppliers	(205,708)	(21,660,715)	(91,937)	—	—	(21,958,360)

Net agency sales	1,413,986	421,079	4,963	—	—	1,840,027

Canada	2,449,341	421,079	4,963	547,544	—	3,422,926
U.S.	1,805,066	—	—	83,867	(19,074)	1,869,859
Mexico	—	—	—	—	18,136	18,136

Total revenue	4,254,407	421,079	4,963	631,411	(938)	5,310,921

Cost of revenues	3,201,805	—	—	81,078	—	3,282,883

Margin	$1,052,602	$421,079	$4,963	$550,333	$(938)	$2,028,038

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month period ended September 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)
5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)
(a)	Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total

Six months ended September 30, 2005

Canada	$7,412,540	$—	$7,565	$1,173,277	$22,360	$8,615,742
U.S.	2,587,101	—	—	75,164	96,159	2,758,424
Mexico	—	—	—	—	12,748	12,748

Sales	9,999,641	—	7,565	1,248,441	131,267	11,386,914

Canada	—	68,624,081	109,270	—	—	68,733,351
U.S.	4,499,106	1,121,305	—	—	—	5,620,411
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	4,499,106	69,745,386	109,270	—	—	74,353,762
Less payments to suppliers	(2,046,756)	(68,286,122)	(103,708)	—	—	(70,436,586)

Net agency sales	2,452,350	1,459,264	5,562	—	—	3,917,176

Canada	7,412,540	1,410,377	13,127	1,173,277	22,360	10,031,681
U.S.	5,039,451	48,887	—	75,164	96,159	5,259,661
Mexico	—	—	—	—	12,748	12,748

Total revenue	12,451,991	1,459,264	13,127	1,248,441	131,267	15,304,090

Cost of revenues	9,973,799	—	6,360	206,406	—	10,186,565

Margin	$2,478,192	$1,459,264	$6,767	$1,042,035	$131,267	$5,117,525

Six months ended September 30, 2004

Canada	$4,243,931	$—	$—	$1,017,922	$—	$5,261,853
U.S.	824,840	—	—	96,169	15,112	936,121
Mexico	—	—	—	—	37,127	37,127

Sales	5,068,771	—	—	1,114,091	52,239	6,235,101

Canada	—	40,683,688	140,451	—	—	40,824,139
U.S.	3,067,008	—	—	—	—	3,067,008
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	3,067,008	40,683,688	140,451	—	—	43,891,147
Less payments to suppliers	(266,959)	(39,879,256)	(133,503)	—	—	(40,279,718)

Net agency sales	2,800,049	804,432	6,948	—	—	3,611,429

Canada	4,243,931	804,432	6,948	1,017,922	—	6,073,233
U.S.	3,624,889	—	—	96,169	15,112	3,736,170
Mexico	—	—	—	—	37,127	37,127

Total revenue	7,868,820	804,432	6,948	1,114,091	52,239	9,846,530

Cost of revenues	5,784,883	—	—	145,054	—	5,929,937

Margin	$2,083,937	$804,432	$6,948	$969,037	$52,239	$3,916,593

DATAWAVE SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month period ended September 30, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)
5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)
(b)	Concentration of sales and economic dependence

The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the six months ended September 30, 2005, the top ten customers accounted for 67% of revenues (sales and net agency sales) (2004 — 62%). The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

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
Management’s Summary
Revenues for the six months ended September 30, 2005 were $15,304,000 compared with $9,847,000 for the six months ended September 30, 2004. The increase of $5,457,000 or 55.4% is primarily due to an increase in revenues from our prepaid long distance business of $4,583,000 or 58.2%, and an increase of $654,000 or 81.4% in revenues from our prepaid cellular business.
The margin (total revenues less cost of revenues, exclusive of depreciation and amortization) for the six months ended September 30, 2005 was $5,118,000, an increase of $1,201,000 over the six months ended September 30, 2004. The movement is attributable to an increase in the margin earned in prepaid long distance of $394,000, an increase in the prepaid cellular margin of $654,000, an increase in margins from other business of $79,000, and an increase in the fees and services margin of $73,000.
Operating costs and expenses, excluding cost of revenues, increased by $839,000 to $4,585,000 for the six months ended September 30, 2005 compared with $3,746,000 for the six months ended September 30, 2004. The increase is primarily due to increased salary and benefits costs as a result of hiring additional employees in management and administration, sales and information technology. Depreciation expense associated with the investment in POSA terminals and the purchase of the international license, consulting fees, and investor relations costs were also higher for the six months compared with the same period last year.
Other income of $73,000 for the six months ended September 30, 2005 (six months ended September 30, 2004 — $3,000) is primarily interest on deposits and royalties.

Selected Financial Operating Data for the Three Month Periods Ended September 30, 2005 and 2004

	Three months Ended September, 30
	2005	2004	2005	2004

	$’000	$’000	Percentage of Revenue
Revenue
Sales	$6,333	$3,471	75.8%	65.4%
Net agency sales	2,018	1,840	24.2%	34.6%

Total revenue	8,351	5,311	100.0%	100.0%

Cost of revenues (exclusive of depreciation and amortization)	5,627	3,283	67.4%	61.8%

Gross margin	2,724	2,028	32.6%	38.2%

Operating costs and expenses
General and administrative	1,054	820	12.6%	15.5%
Selling and marketing	469	399	5.6%	7.5%
Product development	397	331	4.8%	6.2%
Merger costs	—	94	—	1.8%
Depreciation and amortization	369	303	4.4%	5.7%

Total operating costs and expenses	2,289	1,947	27.4%	36.7%

Operating income	435	81	5.2%	1.5%
Other income (loss)	38	4	0.5%	0.1%
Foreign exchange (loss)	10	39	0.1%	0.7%

Income before income taxes	483	124	5.8%	2.3%

Income taxes	(216)	—	(2.6)%	0.0%
Equity gain (loss) from investee	30	35	0.4%	0.7%

Net income	$297	$159	3.6%	3.0%

Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004
Revenues
For the quarter ended September 30, 2005, revenues were approximately $8,352,000, an increase of $3,041,000, or 57.3% over the $5,311,000 in revenues for the same period last year. The increase in revenues is reflected by both an increase in the traditional prepaid long distance revenues and by an increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product.
Our ten largest customers accounted for 67% of revenues in the quarter ended September 30, 2005 compared with 62% in the same period last year (one customer accounted for 25% of revenues in the quarter ended September 30, 2005 and one customer accounted for 19% of revenues in the same period last year). We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.
Revenues in Canada and the United States are dependent upon the number of unit placements and locations offering prepaid products. The Company owns and operates POSA terminals, all free-standing machines, over-the-counter units and traditional vending machines.

During the quarter ended September 30, 2005 in Canada we installed 369 POSA terminals, generating an installed base at September 30, 2005 of 4,385 terminals with a further 497 host-to-host locations and distributor operated terminals. During the quarter ended September 2005, daily point-of-sale activations averaged 36,100 compared to the September 2004 daily average of 27,700 activations. We generated transaction fees of $587,000 for the quarter ended September 30, 2005 compared with $550,000 in the same period last year.
Revenues in Canada were $5,540,000 for the quarter ended September 30, 2005 compared with $3,423,000 for the same period last year, an increase of $2,117,000 or 61.9%, which is primarily attributable to an increase in the traditional prepaid long distance revenues, and also an increase in the POSA business.
Gross proceeds for prepaid cellular and prepaid internet products were approximately $37,599,000 for Canada in the quarter ended September 30, 2005 compared with $22,179,000 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the quarter ended September 30, 2005, net agency sales from this business were $839,000 for Canada compared with $426,000 in the same period last year.
Revenues in the United States were $2,806,000 for the quarter ended September 30, 2005 compared with $1,870,000 for the same period last year, an increase of $936,000 or 50.1%, which is primarily attributable to an increase in the traditional prepaid long distance revenues.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) was approximately $5,627,000 or 67.4% of revenues, for the quarter ended September 30, 2005, compared to approximately $3,283,000, or 61.8% of revenues, for the same period last year.
Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates. In the United States, additional costs are incurred servicing and maintaining our network of free standing machines. The increase in costs of revenue of 71.4% for the quarter ended September 30, 2005 compared to the same period last year is due to the increase in revenues and additional increases in the cost of time.
Margin increased to $2,724,000 in the quarter ended September 30, 2005 compared with $2,028,000 in the same period last year. Margin as a percentage of revenue for the quarter ended September 30, 2005, however, decreased to 32.6% compared with 38.2% for the same period last year. This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 24.7% in the quarter ended September 30, 2004 to 18.1% in the quarter ended September 30, 2005 due to continued pricing pressure. Prepaid cellular products, which account for 10.5% of total revenues, generate margins as a percentage of gross proceeds of approximately 1% — 3% and are accounted for on a net agency basis. Net agency sales was $873,000 or 32.1% of the total margin in the quarter ended September 30, 2005, compared with $421,000 or 20.8% of the total margin in the same period last year.
Margin on prepaid long distance was $1,220,000 for the quarter ended September 30, 2005 compared with $1,053,000 for the same period last year. Prepaid long distance accounted for 44.8% of margin as a percentage of revenue in the quarter ended September 30, 2005 compared with 51.9% in the same period last year; this reflects the continued shift in our business from traditional prepaid long distance to the new POSA products.
General and Administrative Expenses
General and administrative expenses were $1,054,000 or 12.6% of revenues during the quarter ended September 30, 2005, compared to $820,000 or 15.5% of revenues during the same period last year. The increase in costs in the quarter ended September 30, 2005 of approximately $234,000 over the same period last year includes the following:

•	salaries increased by $148,000 as a result of hiring additional staff in operations and finance, including legal counsel;

•	accounting, audit and consulting fees increased by $28,000;

•	investor relations fees increased by $48,000, as a result of obtaining the services of an investor relations firm; and

•	occupancy costs including rent and telecommunication increased by $10,000.
Selling and Marketing Expense
Selling and marketing expense increased by approximately $69,000 or 17.4% during the quarter ended September 30, 2005 over the same period last year. Expenses for the three month period ended September, 30 2005 were approximately $469,000 or 5.6% of revenues, compared with approximately $399,000 or 7.5% of revenues during the same period last year. The increase is attributable to hiring additional sales staff for the Canadian business. Selling expenses consist primarily of salaries and the associated employee expenses.
Product Development
Product development expenses were approximately $397,000 or 4.8% of revenue for the quarter ended September 30, 2005, compared with approximately $331,000 or 6.2% of revenues during the same period last year. The increase is attributable to hiring additional staff.
During the quarter ended September 30, 2005, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with standalone terminals and development of host-to-host connections for certain customers.
Depreciation and Amortization
Depreciation and amortization expense increased to $369,000 or 4.4% of revenues for the quarter ended September 30, 2005 from $303,000 or 5.7% of revenues for the same period last year.
Depreciation for machinery and equipment was $328,000 for the quarter ended September 30, 2005, compared with $278,000 for the same period last year. The increase is the result of our continuing investment in POSA terminals and the supporting network infrastructure. Investment in POSA terminals is being depreciated on a straight line basis over three years. At September 30, 2005 we have installed 4,385 point-of-sale terminals in Canada and support another 497 locations with host-to-host network connections. Depreciation expense of approximately $22,000 was incurred for the equipment acquired under capital lease arrangements.
Amortization of intangible assets was $41,000 for the quarter ended September 30, 2005, compared with $25,000 for the same period last year. Intangible assets are comprised of customer lists acquired in our purchase of AT&T’s Canadian prepaid card operations and an international license, which we purchased from Integrated Data Corp. effective February 2, 2005. The intangible assets are amortized on a straight-line basis over six and five years respectively. The net book value of intangible assets at September 30, 2005 and March 31, 2005 were $996,000 and $1,079,000 respectively. Goodwill is not amortized. We evaluate the carrying value of goodwill for impairment at least annually.

Selected Financial Operating Data for the Six Month Periods Ended September 30, 2005 and 2004

	Six months Ended September, 30
	2005	2004	2005	2004
	$’000	$’000	Percentage of Revenue
Revenue
Sales	$11,387	$6,235	74.4%	63.3%
Net agency sales	3,917	3,612	25.6%	36.7%

Total revenue	15,304	9,847	100.0%	100.0%

Cost of revenues (exclusive of depreciation and amortization)	10,186	5,930	66.6%	60.2%

Gross margin	5,118	3,917	33.4%	39.8%

Operating costs and expenses
General and administrative	2,002	1,579	13.1%	16.1%
Selling and marketing	1,050	826	6.9%	8.4%
Product development	794	621	5.2%	6.3%
Merger costs	—	167	0.0%	1.7%
Depreciation and amortization	739	553	4.8%	5.6%

Total operating costs and expenses	4,585	3,746	30.0%	38.1%

Operating income	533	171	3.4%	1.7%
Other income (loss)	73	3	0.5%	0.0%
Foreign exchange (loss)	9	35	0.1%	0.4%

Income before income taxes	615	209	4.0%	2.1%

Income taxes	(245)	—	(1.6)%	0.0%
Equity gain (loss) from investee	64	32	0.4%	0.3%

Net income	$434	$241	2.8%	2.4%

Six Months Ended September 30, 2005 compared to the Six Months Ended September 30, 2004
Revenues
For the six months ended September 30, 2005, revenues were approximately $15,304,000, an increase of $5,457,000, or 55.4% over the $9,847,000 in revenues for the same period last year. The increase in revenues is reflected by both an increase in the traditional prepaid long distance revenues and by an increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product.
Our ten largest customers accounted for 67% of revenues in the six months ended September 30, 2005 compared with 62% in the same period last year (one customer accounted for 23% of revenues in the six months ended September 30, 2005 and one customer accounted for 19% of revenues in the same period last year). We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

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

	As at September 30, 2005	As at March 31, 2005

Canada
POSA terminals (owned)	4,385	3,858
POSA terminals (serviced or host to host)	497	501

United States
DTMs	884	913
Traditional machine units	7	7
Over-the counter units (terminals)	—	—
POSA terminals (owned)	109	27
POSA terminals (serviced or host to host)	159	159

Mexico
POSA terminals (serviced or host to host)	200	200

Total	6,241	5,665

During the six months ended September 30, 2005 in Canada we installed 527 POSA terminals, generating an installed base at September 30, 2005 of 4,385 terminals with a further 497 host-to-host locations and distributor operated terminals. During the six months ended September 2005, daily point-of-sale activations averaged 34,400 compared to the September 2004 daily average of 26,100 activations. We generated transaction fees of $1,248,000 for the six months ended September 30, 2005 compared with $1,114,000 in the same period last year.
Revenues in Canada were $10,032,000 for the six months ended September 30, 2005 compared with $6,073,000 for the same period last year, an increase of $3,959,000 or 65.2%, which is primarily attributable to an increase in the traditional prepaid long distance revenues and also an increase in the POSA business.
Gross proceeds for prepaid cellular and prepaid internet products were approximately $68,733,000 for Canada in the six months ended September 30, 2005 compared with $40,824,000 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the six months ended September 30, 2005, net agency sales from this business were $1,423,000 for Canada compared with $811,000 in the same period last year.
Revenues in the United States were $5,260,000 for the six months ended September 30, 2005 compared with $3,736,000 for the same period last year, an increase of $1,524,000 or 40.8%, which is primarily attributable to an increase in the traditional prepaid long distance revenues.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) was approximately $10,186,000 or 66.6% of revenues, for the six months ended September 30, 2005, compared to approximately $5,930,000, or 60.2% of revenues, for the same period last year.
Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates. In the United States, additional costs are incurred servicing and maintaining our network of free standing machines. The increase in costs of revenue of 71.8% for the six months ended September 30, 2005 compared to the same period last year is due to the increase in revenues and additional increases in the cost of time.

Margin increased to $5,118,000 in the six months ended September 30, 2005 compared with $3,917,000 in the same period last year. Margin as a percentage of revenue for the six months ended September 30, 2005, however, decreased to 33.4% compared with 39.8% for the same period last year. This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 26.5% in the six months ended September 30, 2004 to 19.9% in the six months ended September 30, 2005 due to continued pricing pressure. Prepaid cellular products, which account for 9.5% of total revenues, generate margins as a percentage of gross proceeds of approximately 1% — 3% and are accounted for on a net agency basis. Net agency sales was $1,459,000 or 28.5% of the total margin in the six months ended September 30, 2005, compared with $804,000 or 20.5% of the total margin in the same period last year.
Margin on prepaid long distance was $2,478,000 for the six months ended September 30, 2005 compared with $2,084,000 for the same period last year. Prepaid long distance accounted for 48.4% of margin as a percentage of revenue in the six months ended September 30, 2005 compared with 53.2% in the same period last year; this reflects the continued shift in our business from traditional prepaid long distance to the new POSA products.
General and Administrative Expenses
General and administrative expenses were $2,002,000 or 13.1% of revenues during the six months ended September 30, 2005, compared to $1,579,000 or 16.0% of revenues during the same period last year. The increase in costs in the six months ended September 30, 2005 of approximately $423,000 over the same period last year includes the following:
•	salaries increased by $224,000 as a result of hiring additional staff in operations and finance, including legal counsel;

•	accounting, audit and consulting fees increased by $96,000;

•	investor relations fees increased by $70,000, as a result of obtaining the services of an investor relations firm; and

•	occupancy costs including rent and telecommunication increased by $33,000.
Selling and Marketing Expense
Selling and marketing expense increased by approximately $224,000 or 27.1% during the six months ended September 30, 2005 over the same period last year. Expenses for the six month period ended September, 30 2005 were approximately $1,050,000 or 6.9% of revenues, compared with approximately $826,000 or 8.4% of revenues during the same period last year. The increase is attributable to hiring two additional sales staff for the Canadian and United States businesses, and higher than expected sales incentives payments ($68,000 for the quarter ended September 30, 2005 compared with $29,000 in the same period last year). Selling expenses consist primarily of salaries and the associated employee expenses.
Product Development
Product development expenses were approximately $794,000 or 5.2% of revenue for the six months ended September 30, 2005, compared with approximately $621,000 or 6.3% of revenues during the same period last year. The increase is attributable to hiring additional staff.
During the six months ended September 30, 2005, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with standalone terminals and development of host-to-host connections for certain customers.
Depreciation and Amortization
Depreciation and amortization expense increased to $738,000 or 4.8% of revenues for the six months ended September 30, 2005 from $553,000 or 5.6% of revenues for the same period last year.
Depreciation for machinery and equipment was $656,000 for the six months ended September 30, 2005, compared with $503,000 for the same period last year. The increase is the result of our continuing investment in POSA terminals and the supporting network infrastructure. Investment in POSA terminals is being depreciated on a straight line basis over three years. At September 30, 2005 we have installed 4,385 point-of-sale terminals in

Canada and support another 497 locations with host-to-host network connections. Depreciation expense of approximately $44,000 was incurred for the equipment acquired under capital lease arrangements.
Amortization of intangible assets was $82,000 for the six months ended September 30, 2005, compared with $50,000 for the same period last year. Intangible assets are comprised of customer lists acquired in our purchase of AT&T’s Canadian prepaid card operations and an international license, which we purchased from Integrated Data Corp. effective February 2, 2005. The intangible assets are amortized on a straight-line basis over six and five years respectively. The net book value of intangible assets at September 30, 2005 and March 31, 2005 were $996,000 and $1,079,000 respectively. Goodwill is not amortized. We evaluate the carrying value of goodwill for impairment at least annually.
Liquidity and Capital Resources
Cash and cash equivalents at September 30, 2005 were approximately $5,173,000 compared with $4,561,000 at March 31, 2005. We had a working capital surplus of $1,431,000 at September 30, 2005 compared with $924,000 at March 31, 2005.
Our operating activities provided cash of $1,198,000 during the six month period ended September 30, 2005 compared with cash provided of $2,058,000 during the same period last year. This movement is primarily due to changes in payments to suppliers. Our operations, development and expansion, are financed from the cash flow generated from our operating activities.
The decrease in our net cash provided by operating activities is explained below:
•	net income for the period was $435,000:

•
accounts payable and accrued liabilities increased by $1,298,000, including an increase of $981,000 for wireless products (PINs and cellular airtime), and an increase in other accounts payable and accrued liabilities of $748,000, offset by a decrease of $431,000 for prepaid long distance products. All wireless accounts payable balances were paid by the end of October 2005;

•	accounts receivable decreased by $341,000, and prepaid expenses and deposits increased by $178,000;

•
inventories increased by $1,799,000, primarily for prepaid cellular PINs products. Inventories of prepaid cellular PINs at September 30, 2005 were $5,403,000; cellular PIN inventory is maintained at approximately ten days sales (ten days sales (gross proceeds of sales) for the same period last year) and the increase is the result of increased sales activity;

•	depreciation, amortization and other operating expense net of equity income for the period was $687,000; and

•	deferred revenue increased by $414,000, mainly due to an increase in non-activated PINs.
Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are collected within fifteen days; as at October 31, 2005, all accounts receivable for cellular products outstanding at the end of the quarter had been collected. Inventories for cellular products are maintained at levels to support ten days sales and are turned over three times a month. We actively manage working capital — inventory, accounts receivable and accounts payable — by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2006 will be sufficient to finance our capital investments, primarily for additional POSA terminals.
We used $699,000 in investing activities for the six months ended September 30, 2005, primarily for the purchase of terminals used to dispense point-of-sale prepaid cellular PINs in Canada. We used $34,000 in financing activities for the six months ended September 30, 2005, primarily for the repayment of capital lease obligations.
Future Capital Needs and Resources
We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. We plan capital expenditure in line with prior years.

We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point-of-sale prepaid cellular business in the Canadian and U.S. markets. Typical cash flow terms are net 25 days for the purchase of inventory from suppliers and net 7 to 14 days for collections from customers. Limited credit facilities from vendors may limit our working capital and cash flows to expand the business. As this business expands, we will need to purchase additional inventory and point-of-sale terminals. A risk to our liquidity is that customers do not pay on-time creating a negative cash flow situation. Furthermore, significant expansion of the wholesale point-of-sale prepaid cellular business in Canada is in part dependent upon expansion of credit limits from vendors to finance the purchase of PINs for inventory.
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
Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are static and may decline as usage of mobile phones increases. Revenues generated from the promotional sale of prepaid long distance phone cards increased in the quarter ended September 30, 2005 but may decline in future periods. Cost of time, which is the major component of cost of revenue, is expected to decline somewhat as a result of renegotiating lower rates but continued pricing pressure in the marketplace will see a decline in margins.
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
Evaluation of disclosure controls and procedures
As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s chairman and chief executive officer. Based upon that evaluation, our Company’s chairman and chief executive officer concluded that our Company’s disclosure controls and procedures are effective.
No significant changes in internal controls
There have been no significant changes in our Company’s internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION
Item 6 Exhibits
INDEX

Exhibit
Number		Description

3.1	(1)	State of Delaware Certificate of Domestication of DataWave Systems Inc.

3.2	(1)	State of Delaware Certificate of Incorporation of DataWave Systems Inc.

3.3	(1)	Bylaws of DataWave Systems Inc.

31.1	**	Certification pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 of Joshua Emanuel

31.2	**	Certification pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 of John Gunn

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of Josh Emanuel

32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of John Gunn

**	Filed herewith

(1)	Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s 8K report filed on March 1, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DataWave Systems Inc.
(Registrant)

By	/s/ Joshua Emanuel
Chairman and Chief Executive Officer

Date November 9, 2005
By	/s/ John Gunn
General Manager, Chief Financial Officer

Date November 9, 2005