Form 10QSB
period 2005-12-31
DATAWAVE SYSTEMS INC
filed 2006-02-14
CIK 1000157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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
Indicate by check mark whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☑  Yes  ☐  No
As of December 31, 2005 there were 46,826,834 shares of the Company’s common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one).  ☐  Yes  ☑  No

DATAWAVE SYSTEMS INC.
FORM 10-QSB
 - ii -

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views, beliefs and expectations with respect to our business, strategies, products, revenues, future results and events and financial performance, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications and financial products markets. All statements other than statements of historical fact, including future results of operations or financial position, made in this Report on Form 10-QSB are forward looking. In particular, when used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intends,” “forecast,” “plan,” “future,” “strategy” and similar expressions, as they relate to us, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.
While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results may vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances, changes in assumption or other factors. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.
 - iii -

PART I             FINANCIAL INFORMATION
Item 1 Financial Statements.
DATAWAVE SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at December 31, 2005 and March 31,2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

	December 31	March 31
	2005	2005

Assets
Current
Cash and cash equivalents	$6,370,523	$4,560,512
Accounts receivable and other (Note 3 (a))	9,266,519	7,366,712
Inventories (Note 3 (b))	7,649,152	4,155,614
Prepaid expenses and deposits	491,819	336,800

Total current assets	23,778,013	16,419,638

Machinery and equipment, net (Note 3 (c))	2,364,466	2,453,571
Equity investment (Note 3(e))	159,457	39,387
Goodwill	1,882,611	1,857,985
Intangible assets, net	962,696	1,079,843
Other assets	194,004	225,575

Total assets	$29,341,247	$22,075,999

Liabilities
Current
Accounts payable and accrued liabilities (Note 3 (d))	$20,527,270	$14,547,422
Deferred revenue	1,123,991	839,303
Other current liabilities	116,854	109,346

Total current liabilities	21,768,115	15,496,071

Deferred income taxes	321,110	309,509
Deferred inducement	352,557	342,184
Convertible promissory note (Note 3 (f))	600,000	600,000
Other liabilities	—	61,668

Total liabilities	23,041,782	16,809,432

Shareholders’ equity
Common shares
Authorized, 100,000,000 common shares, $0.001 par value Issued, 46,826,834 shares issued and outstanding at December 31, 2005 and March 31, 2005	46,827	46,827
Additional paid-in capital	17,920,408	17,920,408
Accumulated other comprehensive income	669,443	465,048
Accumulated deficit	(12,337,213)	(13,165,716)

Total shareholders’ equity	6,299,465	5,266,567

Total liabilities and shareholders’ equity	$29,341,247	$22,075,999

See accompanying Notes to the Condensed Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004

Revenue
Sales	$6,473,285	$4,903,379	$17,860,199	$11,138,480
Net agency sales (Note 5)	2,178,840	1,845,108	6,096,016	5,456,537

Total revenue	8,652,125	6,748,487	23,956,215	16,595,017

Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	5,818,378	4,424,719	16,004,943	10,354,656
General and administrative	1,126,148	773,206	3,128,609	2,351,874
Selling and marketing	462,211	562,264	1,512,516	1,388,638
Product development	445,475	305,435	1,239,208	926,836
Depreciation and amortization	373,254	328,454	1,111,725	881,103
Merger costs (Note 6)	—	32,229	—	199,244

Total operating costs and expenses	8,225,466	6,426,307	22,997,001	16,102,351

Operating income	426,659	322,180	959,214	492,666

Other income	54,390	(644)	127,524	2,250
Gain on foreign exchange	1,399	4,650	11,151	40,433

Income before income taxes	482,448	326,186	1,097,889	535,349

Income taxes	(144,291)	—	(389,456)	—
Equity income from investee (Note 3(e))	55,608	55,309	120,070	87,121

Net income	$393,765	$381,495	$828,503	$622,470

Net income per share
— basic	$0.01	$0.01	$0.02	$0.01

— diluted	$0.01	$0.01	$0.01	$0.01

Weighted-average number of common shares
— basic	46,826,834	43,889,334	46,826,834	43,889,334

— diluted	56,434,647	43,889,334	56,207,691	43,889,334

See accompanying Notes to the Condensed Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
As at December 31, 2005 and March 31, 2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

				Accumulated
	Number of		Additional	Other		Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Shares	Capital	Income	Deficit	Equity

Balance, April 1, 2004	43,889,334	$15,006,743	$2,725,492	$277,966	$(13,829,163)	$4,181,038

Net income		—	—	—	622,470	622,470
Foreign currency translation adjustment		—	—	91,842	—	91,842

Comprehensive income						714,312

Balance, December 31, 2004	43,889,334	$15,006,743	$2,725,492	$369,808	$(13,206,693)	$4,895,350
Issuance of shares	2,937,500	235,000	—	—	—	235,000
Reclassification to additional paid-in capital on emigration		(15,194,916)	15,194,916	—	—	—
Net income		—	—	—	40,977	40,977
Foreign currency translation adjustment		—	—	95,240	—	95,240

Comprehensive income						136,217

Balance, March 31, 2005	46,826,834	46,827	17,920,408	465,048	(13,165,716)	5,266,567

Net income		—	—	—	828,503	828,503
Foreign currency translation adjustment		—	—	204,395	—	204,395

Comprehensive income						1,032,898

Balance, December 31, 2005	46,826,834	$46,827	$17,920,408	$669,443	$(12,337,213)	$6,299,465

See accompanying Notes to the Condensed Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Nine months ended December 31,
	2005	2004

Operating activities
Net income	$828,503	$622,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,111,725	881,103
Equity income from investee	(120,070)	(87,121)
Amortization of lease inducement	(2,594)	17,724
Net change in non-cash operating assets and liabilities
Accounts receivable and other	(828,787)	(1,459,451)
Inventories	(3,233,138)	(2,556,662)
Prepaid expenses and deposits	(138,232)	31,690
Other long term receivables	887	—
Accounts payable and accrued liabilities	4,544,251	5,710,480
Deferred revenue	253,006	607,126

Net cash provided by operating activities	2,415,551	3,767,359

Investing activity
Purchase of machinery and equipment	(627,673)	(785,523)

Net cash used in investing activity	(627,673)	(785,523)

Financing activity
Repayment of capital lease obligations	(58,350)	(50,031)

Net cash used in financing activity	(58,350)	(50,031)

Effect of exchange rate changes on cash and cash equivalents	80,483	210,799

Increase in cash	1,810,011	3,142,604
Cash and cash equivalents, beginning of period	4,560,512	906,406

Cash and cash equivalents, end of period	$6,370,523	$4,049,010

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$7,873	$11,204
Income taxes	$19,076	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
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
In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.
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

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
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
The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and using the following weighted-average assumptions:

	Three Months	Three Months
	Ended	Ended
	Dec 31, 2005	Dec 31, 2004

Expected life (years)	—	—
Expected volatility	—	—
Risk-free interest rate	—	—
The weighted-average estimated fair values of employee stock options granted during the three months ending December 31, 2005 and 2004 were $Nil and $Nil per share, respectively.
No options were granted in the three months ended December 31, 2005 and December 31, 2004 but if the computed fair values of previously granted awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

	Three Months	Three Months
	Ended	Ended
	Dec 31, 2005	Dec 31, 2004

Net income — as reported	$393,765	$381,495
Add: Stock-based employee compensation expense (recovery) included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(12,072)	(1,644)

Pro-forma net income	$381,693	$379,851

Net income per share — as reported
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Net income per share — pro-forma
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES
(c)	Stock-based compensation (continued)
The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and using the following weighted-average assumptions:

	Nine Months	Nine Months
	Ended	Ended
	Dec 31, 2005	Dec 31, 2004

Expected life (years)	3.35	—
Expected volatility	136.0%	—
Risk-free interest rate	4.25%	—
The weighted-average estimated fair values of employee stock options granted during the nine months ending December 31, 2005 and 2004 were $0.06 and $Nil per share, respectively.
705,000 and nil options were granted in the nine months ended December 31, 2005 and 2004, respectively. If the computed fair values of previously granted awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

	Nine Months	Nine Months
	Ended	Ended
	Dec 31, 2005	Dec 31, 2004

Net income — as reported	$828,503	$622,470
Add: Stock-based employee compensation expense (recovery) included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(47,237)	(10,019)

Pro-forma net income	$781,266	$612,451

Net income per share — as reported
Basic	$0.02	$0.01

Diluted	$0.01	$0.01

Net income per share — pro-forma
Basic	$0.02	$0.01

Diluted	$0.01	$0.01

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

3.	BALANCE SHEET DETAILS
(a)	Accounts receivable and other

	December 31,	March 31,
	2005	2005

Trade accounts receivable — POSA	$6,887,826	$4,499,592
Trade accounts receivable — prepaid long distance	2,150,125	2,638,597
Less allowance for doubtful accounts	(28,450)	(96,360)
Other receivables	257,018	324,883

	$9,266,519	$7,366,712

(b)	Inventories

	December 31,	March 31,
	2005	2005

PINs and cellular time	$6,942,833	$3,274,233
Cards and long-distance phone time	496,788	646,139
Parts and supplies	209,531	235,242

	$7,649,152	$4,155,614

(c)	Machinery and equipment

		December 31, 2005
		Accumulated	Net Book
	Cost	Depreciation	Value

Vending equipment	$3,816,312	$3,393,475	$422,837
POSA equipment	2,450,035	1,748,957	701,078
Computer equipment and software	2,225,522	1,368,786	856,736
Other	551,338	167,523	383,815

	$9,043,207	$6,678,741	$2,364,466

		March 31, 2005
		Accumulated	Net Book
	Cost	Depreciation	Value

Vending equipment	$3,796,883	$3,336,090	$460,793
POSA equipment	1,969,809	1,207,702	762,107
Computer equipment and software	1,921,569	1,102,811	818,758
Other	553,887	141,974	411,913

	$8,242,148	$5,788,577	$2,453,571

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

3.	BALANCE SHEET DETAILS (Continued)
(d)	Accounts payable and accrued liabilities

	December 31,	March 31,
	2005	2005

Trade accounts payable — PINs and cellular time	$12,734,661	$8,663,602
Trade accounts payable — prepaid long distance	3,111,467	3,209,064
Trade accounts payable — other	597,038	500,659
Accrued compensation and benefits	92,285	56,620
Co-op and rebate accruals	804,232	312,993
Long-distance time accruals	587,191	599,098
Other accrued liabilities	2,006,562	1,089,165
State local, GST (net) and other taxes payable	593,834	116,221

	$20,527,270	$14,547,422

(e)	Equity investment
The Company has an equity investment in Nextwave Card Corp (“NCC”). For the three and nine month period ended December 31, 2005, DataWave recorded equity investment income of $55,608 and $120,070 respectively (2004 — $55,309 and $87,121 respectively).
At December 31, 2005, DataWave’s cumulative share of equity investment income was $159,457 (March 31, 2005 — $39,387).
(f)	Convertible promissory note
On December 22, 2005, the Company agreed to file a registration statement for the resale of 7.5 million shares of its common stock underlying the Company’s $600,000 convertible non-interest bearing promissory note in connection with Sigma Opportunity Fund’s purchase of the note. The note, dated February 1, 2005 was originally issued by the Company to Integrated Data Corp. (IDC). Sigma Opportunity Fund purchased the note from Integrated Technologies & Systems Ltd. which had acquired the note from IDC. Following conversion of the note into the Company’s shares, Sigma Opportunity Fund will own approximately 13.8% of the Company’s common stock. As of the date of this report, the note had not been converted to common stock.

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
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

	Three months ended December 31,
	2005	2004

Numerator:
Net income	$393,765	$381,495

Denominator:
Weighted average common shares outstanding	46,826,834	43,889,334

Effect of dilutive securities
Stock Options	2,107,813	—
Convertible promissory note (non-interest bearing)	7,500,000	—

Diluted weighted average common shares outstanding	56,434,647	43,889,334

Basic net income per share	$0.01	$0.01
Diluted net income per share	$0.01	$0.01

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

4.	COMMON SHARES (Continued)
(a)	Net income per share (Continued)

	Nine months ended December 31,
	2005	2004

Numerator:
Net income	$828,503	$622,470

Denominator:
Weighted average common shares outstanding	46,826,834	43,889,334

Effect of dilutive securities
Stock Options	1,880,857	—
Convertible promissory note (non-interest bearing)	7,500,000	—

Diluted weighted average common shares outstanding	56,207,691	43,889,334

Basic net income per share	$0.02	$0.01
Diluted net income per share	$0.01	$0.01

For the three and nine month period ended December 31, 2005, securities not included in the diluted net income per share computation were 895,000 options (December 31, 2004 — 872,500).
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

DataWave has total sales, net agency sales, and costs of revenues (exclusive of depreciation and amortization) analyzed by product, as follows:

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)
(a)	Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total

Three months ended December 31, 2005

Canada	$3,691,185	$—	$10,119	$676,000	$12,946	$4,390,250
U.S.	1,877,881	—	—	157,132	44,047	2,079,060
Mexico	—	—	—	—	3,975	3,975

Sales	5,569,066	—	10,119	833,132	60,968	6,473,285

Canada	—	40,703,756	69,482	—	—	40,773,238
U.S.	2,003,573	1,219,382	—	—	—	3,222,955
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	2,003,573	41,923,138	69,482	—	—	43,996,193
Less payments to suppliers	(824,213)	(40,929,129)	(64,011)	—	—	(41,817,353)

Net agency sales	1,179,360	994,009	5,471	—	—	2,178,840

Canada	3,691,185	955,795	15,590	676,000	12,946	5,351,516
U.S.	3,057,241	38,214	—	157,132	44,047	3,296,634
Mexico	—	—	—	—	3,975	3,975

Total revenue	6,748,426	994,009	15,590	833,132	60,968	8,652,125

Cost of revenues	5,690,673	—	9,002	118,703	—	5,818,378

Margin	$1,057,753	$994,009	$6,588	$714,429	$60,968	$2,833,747

Three months ended December 31, 2004

Canada	$2,807,322	$—	$1,550	$574,177	$—	$3,383,049
U.S.	1,451,587	—	—	(6,297)	67,310	1,512,600
Mexico	—	—	—	—	7,730	7,730

Sales	4,258,909	—	1,550	567,880	75,040	4,903,379

Canada	—	26,053,523	110,406	—	—	26,163,929
U.S.	1,954,187	—	—	—	—	1,954,187
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	1,954,187	26,053,523	110,406	—	—	28,118,116
Less payments to suppliers	(603,987)	(25,563,251)	(105,770)	—	—	(26,273,008)

Net agency sales	1,350,200	490,272	4,636	—	—	1,845,108

Canada	2,807,322	490,272	6,186	574,177	—	3,877,957
U.S.	2,801,787	—	—	(6,297)	67,310	2,862,800
Mexico	—	—	—	—	7,730	7,730

Total revenue	5,609,109	490,272	6,186	567,880	75,040	6,748,487

Cost of revenues	4,297,408	—	1,304	126,007	—	4,424,719

Margin	$1,311,701	$490,272	$4,882	$441,873	$75,040	$2,323,768

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)
(a)	Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total

Nine months ended December 31, 2005

Canada	$11,103,725	$—	$17,684	$1,849,277	$35,306	$13,005,992
U.S.	4,464,982	—	—	232,296	140,206	4,837,484
Mexico	—	—	—	—	16,723	16,723

Sales	15,568,707	—	17,684	2,081,573	192,235	17,860,199

Canada	—	109,327,837	178,752	—	—	109,506,589
U.S.	6,502,679	2,340,687	—	—	—	8,843,366
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	6,502,679	111,668,524	178,752	—	—	118,349,955
Less payments to suppliers	(2,870,969)	(109,215,251)	(167,719)	—	—	(112,253,939)

Net agency sales	3,631,710	2,453,273	11,033	—	—	6,096,016

Canada	11,103,725	2,366,172	28,717	1,849,277	35,306	15,383,197
U.S.	8,096,692	87,101	—	232,296	140,206	8,556,295
Mexico	—	—	—	—	16,723	16,723

Total revenue	19,200,417	2,453,273	28,717	2,081,573	192,235	23,956,215

Cost of revenues	15,664,472	—	15,362	325,109	—	16,004,943

Margin	$3,535,945	$2,453,273	$13,355	$1,756,464	$192,235	$7,951,272

Nine months ended December 31, 2004

Canada	$7,051,253	$—	$1,550	$1,592,099	$—	$8,644,902
U.S.	2,276,427	—	—	89,872	82,422	2,448,721
Mexico	—	—	—	—	44,857	44,857

Sales	9,327,680	—	1,550	1,681,971	127,279	11,138,480

Canada	—	66,737,211	250,857	—	—	66,988,068
U.S.	5,021,195	—	—	—	—	5,021,195
Mexico	—	—	—	—	—	—

Gross proceeds received on agency sales	5,021,195	66,737,211	250,857	—	—	72,009,263
Less payments to suppliers	(870,946)	(65,442,507)	(239,273)	—	—	(66,552,726)

Net agency sales	4,150,249	1,294,704	11,584	—	—	5,456,537

Canada	7,051,253	1,294,704	13,134	1,592,099	—	9,951,190
U.S.	6,426,676	—	—	89,872	82,422	6,598,970
Mexico	—	—	—	—	44,857	44,857

Total revenue	13,477,929	1,294,704	13,134	1,681,971	127,279	16,595,017

Cost of revenues	10,082,291	—	1,304	271,061	—	10,354,656

Margin	$3,395,638	$1,294,704	$11,830	$1,410,910	$127,279	$6,240,361

DATAWAVE SYSTEMS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine month period ended December 31, 2005 and 2004
(Expressed in United States dollars, except share amounts)
(Unaudited)

5.	BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)
(b)	Concentration of sales and economic dependence
The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.
For the nine months ended December 31, 2005, the top ten customers accounted for 71% of revenues (sales and net agency sales) (2004 — 60%). The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.
6.	RELATED PARTY TRANSACTIONS
On April 23rd, 2004 DataWave announced that it signed a Letter Agreement with Integrated Data Corp. (“IDC”) whereby IDC would acquire DataWave by merger in which shareholders of DataWave would be issued shares of IDC in exchange for all the issued and outstanding shares of DataWave. During the nine months ended December 31, 2004, the company incurred merger costs of $199,244. The proposed merger was terminated by mutual agreement on November 9, 2004.

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
Management’s Summary
Revenues for the nine months ended December 31, 2005 were $23,956,000 compared with $16,595,000 for the nine months ended December 31, 2004. The increase of $7,361,000 or 44.4% is primarily due to an increase in revenues from our prepaid long distance business of $5,722,000 or 42.5%, and an increase of $1,159,000 or 89.5% in revenues from our prepaid cellular business.
The margin (total revenues less cost of revenues, exclusive of depreciation and amortization) for the nine months ended December 31, 2005 was $7,951,000, an increase of $1,711,000 over the nine months ended December 31, 2004. The movement is attributable to an increase in the margin earned in prepaid long distance of $140,000, an increase in the prepaid cellular margin of $1,159,000, an increase in margins from other business of $65,000, and an increase in the fees and services margin of $345,000.
Operating costs and expenses, excluding cost of revenues, increased by $1,244,000 to $6,992,000 for the nine months ended December 31, 2005 compared with $5,748,000 for the nine months ended December 31, 2004. The increase is primarily due to increased salary and benefits costs as a result of hiring additional employees and increased investor relations costs. Depreciation expense associated with the investment in POSA terminals and the purchase of the international license, consulting fees, and investor relations costs were also higher for the nine months compared with the same period last year.
Other income of $128,000 for the nine months ended December 31, 2005 (nine months ended December 31, 2004 — $2,000) is primarily interest on deposits and royalties.
We face currency risks associated with fluctuating foreign currency valuations. For the nine months ended December 31, 2005, approximately 64.2% of our sales were denominated in Canadian dollars. A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results. Although the recent strengthening of the Canadian dollars has had a positive impact on our revenue attributable to sales in Canada, it has also negatively impacted our cost of revenues and operating expenses. As of December 31, 2005, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuation.

Selected Financial Operating Data for the Three Month Periods Ended December 31, 2005 and 2004

	Three months Ended December 31
	2005	2004	2005	2004
	$’000	$’000	Percentage of Revenue
Revenue
Sales	$6,473	$4,903	74.8%	72.7%
Net agency sales	2,179	1,845	25.2%	27.3%

Total revenue	8,652	6,748	100.0%	100.0%

Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	5,818	4,425	67.2%	65.6%
General and administrative	1,126	773	13.0%	11.5%
Selling and marketing	462	562	5.3%	8.3%
Product development	446	306	5.2%	4.5%
Merger costs	—	32	0.0%	0.5%
Depreciation and amortization	373	328	4.3%	4.9%

Total operating costs and expenses	8,225	6,426	95.0%	95.3%

Operating income	427	322	5.0%	4.7%
Other income (loss)	54	(1)	0.6%	0.0%
Foreign exchange (loss)	1	5	0.0%	0.1%

Income before income taxes	482	326	5.6%	4.8%

Income taxes	(144)	—	(1.6%)	0.0%
Equity gain (loss) from investee	56	55	0.6%	0.8%

Net income	$394	$381	4.6%	5.6%

Three Months Ended December 31, 2005 compared to the Three Months Ended December 31, 2004
Revenues
For the quarter ended December 31, 2005, revenues were approximately $8,652,000, an increase of $1,904,000, or 28.2% over the $6,748,000 in revenues for the same period last year. The increase in revenues is reflected by both an increase in the traditional prepaid long distance revenues and by an increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product.
Our ten largest customers accounted for 68% of revenues in the quarter ended December 31, 2005 compared with 60% in the same period last year (two major customers accounted for 19% and 11% of revenues in the quarter ended December 31, 2005 and two major customers accounted for 17% and 10% of revenues in the same period last year). We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.
Revenues in Canada and the United States are dependent upon the number of unit placements and locations offering prepaid products. The Company owns and operates POSA terminals, all free-standing machines, over-the-counter units and traditional vending machines.

During the quarter ended December 31, 2005 in Canada we installed 229 POSA terminals, generating an installed base at December 31, 2005 of 4,614 terminals with a further 842 host-to-host locations and distributor operated terminals. During the quarter ended December 2005, daily point-of-sale activations averaged 36,700 compared to the December 2004 daily average of 27,200 activations. We generated transaction fees of $714,000 for the quarter ended December 31, 2005 compared with $442,000 in the same period last year.
Revenues in Canada were $5,352,000 for the quarter ended December 31, 2005 compared with $3,878,000 for the same period last year, an increase of $1,474,000 or 38.0%, which is primarily attributable to an increase in the traditional prepaid long distance revenues, and also an increase in the POSA business.
Gross proceeds for prepaid cellular and prepaid internet products were approximately $40,773,000 for Canada in the quarter ended December 31, 2005 compared with $26,164,000 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the quarter ended December 31, 2005, net agency sales from this business were $961,000 for Canada compared with $495,000 in the same period last year.
Revenues in the United States were $3,297,000 for the quarter ended December 31, 2005 compared with $2,863,000 for the same period last year, an increase of $434,000 or 15.2%, which is attributable to an increase in the traditional prepaid long distance revenues and an increase to transaction fee and service revenues.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) was approximately $5,818,000 or 67.2% of revenues, for the quarter ended December 31, 2005, compared to approximately $4,425,000, or 65.6% of revenues, for the same period last year.
Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates. In the United States, additional costs are incurred servicing and maintaining our network of free standing machines. The increase in costs of revenue of 31.5% for the quarter ended December 31, 2005 compared to the same period last year is due to the increase in revenues and additional increases in the cost of time.
Margin (total revenues less cost of revenues, exclusive of depreciation and amortization) increased to $2,834,000 in the quarter ended December 31, 2005 compared with $2,323,000 in the same period last year. Margin as a percentage of revenue for the quarter ended December 31, 2005, however, decreased to 32.8% compared with 34.4% for the same period last year. This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 23.4% in the quarter ended December 31, 2004 to 14.0% in the quarter ended December 31, 2005 due to continued pricing pressure. Prepaid cellular products, which account for 11.5% of total revenues, generate margins as a percentage of gross proceeds of approximately 1% - 3% and are accounted for on a net agency basis. Net agency sales was $994,000 or 35.1% of the total margin in the quarter ended December 31, 2005, compared with $490,000 or 21.1% of the total margin in the same period last year.
Margin on prepaid long distance was $1,057,000 for the quarter ended December 31, 2005 compared with $1,312,000 for the same period last year. Prepaid long distance accounted for 37.3% of margin as a percentage of revenue in the quarter ended December 31, 2005 compared with 56.4% in the same period last year; this reflects the continued shift in our business from traditional prepaid long distance to the new POSA products.
General and Administrative Expenses
General and administrative expenses were $1,126,000 or 13.0% of revenues during the quarter ended December 31, 2005, compared to $773,000 or 11.5% of revenues during the same period last year. The increase in costs in the quarter ended December 31, 2005 of approximately $353,000 over the same period last year includes the following:
•	salaries increased by $216,000 as a result of hiring additional staff in operations and finance, including legal counsel;

•	accounting, audit and consulting fees increased by $16,000;

•	investor relations fees increased by $62,000, as a result of obtaining the services of an investor relations firm;

•	occupancy costs including rent and telecommunication increased by $35,000; and

•	office expenses increased by $24,000.
Selling and Marketing Expense
Selling and marketing expense decreased by approximately $100,000 or 17.8% during the quarter ended December 31, 2005 over the same period last year. Expenses for the three month period ended December 31, 2005 were approximately $462,000 or 5.3% of revenues, compared with approximately $562,000 or 8.3% of revenues during the same period last year.
Product Development
Product development expenses were approximately $446,000 or 5.2% of revenue for the quarter ended December 31, 2005, compared with approximately $305,000 or 4.5% of revenues during the same period last year. The increase is attributable to hiring additional staff in the last fiscal year.
During the quarter ended December 31, 2005, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with development of host-to-host connections and introduction of new products.
Depreciation and Amortization
Depreciation and amortization expense increased to $373,000 or 4.3% of revenues for the quarter ended December 31, 2005 from $328,000 or 4.9% of revenues for the same period last year.
Depreciation for machinery and equipment was $270,000 for the quarter ended December 31, 2005, compared with $274,000 for the same period last year. Investment in POSA terminals is being depreciated on a straight line basis over three years. At December 31, 2005 we have installed 4,614 point-of-sale terminals in Canada and support another 842 locations with host-to-host network connections. Depreciation expense of approximately $19,000 was incurred for the equipment acquired under capital lease arrangements.
Amortization of intangible assets was $84,000 for the quarter ended December 31, 2005, compared with $29,000 for the same period last year. Intangible assets are comprised of customer lists acquired in our purchase of AT&T’s Canadian prepaid card operations and an international license, which we purchased from Integrated Data Corp. effective February 2, 2005. The intangible assets are amortized on a straight-line basis over six and five years respectively. The net book value of intangible assets at December 31, 2005 and March 31, 2005 were $963,000 and $1,079,000 respectively. Goodwill is not amortized. We evaluate the carrying value of goodwill for impairment at least annually.

Selected Financial Operating Data for the Nine Month Periods Ended December 31, 2005 and 2004

	Nine months Ended December 31
	2005	2004	2005	2004
	$’000	$’000	Percentage of Revenue
Revenue
Sales	$17,860	$11,138	74.6%	67.1%
Net agency sales	6,096	5,457	25.4%	32.9%

Total revenue	23,956	16,595	100.0%	100.0%

Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	16,005	10,355	66.8%	62.4%
General and administrative	3,129	2,351	13.1%	14.1%
Selling and marketing	1,512	1,389	6.3%	8.4%
Product development	1,239	927	5.1%	5.6%
Merger costs	—	199	0.0%	1.2%
Depreciation and amortization	1,112	881	4.6%	5.3%

Total operating costs and expenses	22,997	16,102	95.9%	97.0%

Operating income	959	493	4.1%	3.0%
Other income (loss)	128	2	0.5%	0.0%
Foreign exchange (loss)	11	40	0.0%	0.2%

Income before income taxes	1,098	535	4.6%	3.2%

Income taxes	(389)	—	(1.6%)	0.0%
Equity gain (loss) from investee	120	87	0.5%	0.5%

Net income	$829	$622	3.5%	3.7%

Nine Months Ended December 31, 2005 compared to the Nine Months Ended December 31, 2004
Revenues
For the nine months ended December 31, 2005, revenues were approximately $17,860,000, an increase of $6,722,000, or 60.4% over the $16,595,000 in revenues for the same period last year. The increase in revenues is reflected by both an increase in the traditional prepaid long distance revenues and by an increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product.
Our ten largest customers accounted for 71% of revenues in the nine months ended December 31, 2005 compared with 60% in the same period last year (two major customers accounted for 20% and 11% of revenues in the nine months ended December 31, 2005 and two major customers accounted for 17% and 10% of revenues in the same period last year). We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.
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

	As at December	As at March
	31, 2005	31, 2005

Canada
POSA terminals (owned)	4,614	3,858
POSA terminals (serviced or host to host)	842	501

United States
DTMs	856	913
Traditional machine units	7	7
Over-the counter units (terminals)	—	—
POSA terminals (owned)	73	27
POSA terminals (serviced or host to host)	150	159

Mexico
POSA terminals (serviced or host to host)	200	200

Total	6,742	5,665

During the nine months ended December 31, 2005 in Canada we installed 756 POSA terminals, generating an installed base at December 31, 2005 of 4,614 terminals with a further 842 host-to-host locations and distributor operated terminals. During the nine months ended December 2005, daily point-of-sale activations averaged 35,300 compared to the nine months ended December 2004 daily average of 26,200 activations. We generated transaction fees of $1,756,000 for the nine months ended December 31, 2005 compared with $1,411,000 in the same period last year.
Revenues in Canada were $15,383,000 for the nine months ended December 31, 2005 compared with $9,951,000 for the same period last year, an increase of $5,432,000 or 54.6%, which is primarily attributable to an increase in the traditional prepaid long distance revenues and also an increase in the POSA business.
Gross proceeds for prepaid cellular and prepaid internet products were approximately $109,507,000 for Canada in the nine months ended December 31, 2005 compared with $66,988,000 in the same period last year. We record this revenue on a net agency basis (gross proceeds less payments to suppliers). In the nine months ended December 31, 2005, net agency sales from this business were $2,377,000 for Canada compared with $1,306,000 in the same period last year.
Revenues in the United States were $8,556,000 for the nine months ended December 31, 2005 compared with $6,599,000 for the same period last year, an increase of $1,957,000 or 29.7%, which is primarily attributable to an increase in the traditional prepaid long distance revenues.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) was approximately $16,005,000 or 66.8% of revenues, for the nine months ended December 31, 2005, compared to approximately $10,355,000 or 64.2% of revenues, for the same period last year.
Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates. In the United States, additional costs are incurred servicing and maintaining our network of free standing machines. The increase in costs of revenue of 54.6% for the nine months ended December 31, 2005 compared to the same period last year is due to the increase in revenues and additional increases in the cost of time.
Margin (total revenues less cost of revenues, exclusive of depreciation and amortization) increased to $7,951,000 in the nine months ended December 31, 2005 compared with $6,240,000 in the same period last year. Margin as a percentage of revenue for the nine months ended December 31, 2005, however, decreased to 33.2% compared with 37.6% for the same period last year. This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 23.7% in the nine months ended December 31, 2004 to 16.0% in the nine months ended December 31, 2005 due to continued pricing pressure. Prepaid cellular products, which account for 10.2% of total revenues, generate margins as a percentage of gross proceeds of approximately 1% - 3% and are accounted for on a net agency basis. Net agency sales was $2,453,000 or 30.9% of the total margin in the nine months ended December 31, 2005, compared with $1,295,000 or 20.7% of the total margin in the same period last year.
Margin on prepaid long distance was $3,536,000 for the nine months ended December 31, 2005 compared with $3,396,000 for the same period last year. Prepaid long distance accounted for 44.4% of margin as a percentage of revenue in the nine months ended December 31, 2005 compared with 54.4% in the same period last year; this reflects the continued shift in our business from traditional prepaid long distance to the new POSA products.
General and Administrative Expenses
General and administrative expenses were $3,129,000 or 13.1% of revenues during the nine months ended December 31, 2005, compared to $2,352,000 or 14.1% of revenues during the same period last year. The increase in costs in the nine months ended December 31, 2005 of approximately $777,000 over the same period last year includes the following:
•	salaries increased by $439,000 as a result of hiring additional staff in operations and finance, including legal counsel;

•	accounting, audit and consulting fees increased by $82,000;

•	investor relations fees increased by $131,000, as a result of obtaining the services of an investor relations firm; and

•	occupancy costs including rent and telecommunication increased by $125,000.
Selling and Marketing Expense
Selling and marketing expense increased by approximately $124,000 or 8.9% during the nine months ended December 31, 2005 over the same period last year. Expenses for the nine month period ended December 31, 2005 were approximately $1,513,000 or 6.3% of revenues, compared with approximately $1,389,000 or 8.4% of revenues during the same period last year. The increase is attributable to hiring two additional sales staff for the Canadian and United States businesses, and higher than expected sales incentives payments ($142,000 for the nine months ended December 31, 2005 compared with $46,000 in the same period last year). Selling expenses consist primarily of salaries and the associated employee expenses.
Product Development
Product development expenses were approximately 1,239,000 or 5.2% of revenue for the nine months ended December 31, 2005, compared with approximately $927,000 or 5.6% of revenues during the same period last year. The increase is attributable to hiring additional staff in the last fiscal year.
During the nine months ended December 31, 2005, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with standalone terminals and development of host-to-host connections for certain customers.
Depreciation and Amortization
Depreciation and amortization expense increased to $1,112,000 or 4.6% of revenues for the nine months ended December 31, 2005 from $881,000 or 5.3% of revenues for the same period last year.
Depreciation for machinery and equipment was $803,000 for the nine months ended December 31, 2005, compared with $719,000 for the same period last year. The increase is the result of our continuing investment in POSA terminals and the supporting network infrastructure. Investment in POSA terminals is being depreciated on a straight line basis over three years. At December 31, 2005 we have installed 4,614 point-of-sale terminals in Canada and support another 842 locations with host-to-host network connections. Depreciation expense of approximately $56,000 was incurred for the equipment acquired under capital lease arrangements.

Amortization of intangible assets was $253,000 for the nine months ended December 31, 2005, compared with $88,000 for the same period last year. Intangible assets are comprised of customer lists acquired in our purchase of AT&T’s Canadian prepaid card operations and an international license, which we purchased from Integrated Data Corp. effective February 2, 2005. The intangible assets are amortized on a straight-line basis over six and five years respectively. The net book value of intangible assets at December 31, 2005 and March 31, 2005 were $963,000 and $1,079,000 respectively. Goodwill is not amortized. We evaluate the carrying value of goodwill for impairment at least annually.
Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2005 were approximately $6,370,000 compared with $4,561,000 at March 31, 2005. We had a working capital surplus of $2,010,000 at December 31, 2005 compared with $924,000 at March 31, 2005.
Our operating activities provided cash of $2,416,000 during the nine month period ended December 31, 2005 compared with cash provided of $3,717,000 during the same period last year. This movement is primarily due to changes in payments to suppliers. Our operations, development and expansion, are financed from the cash flow generated from our operating activities.
The decrease in our net cash provided by operating activities for the nine month period ended December 31, 2005 is explained below:
•	net income for the period was $829,000:

•
accounts payable and accrued liabilities increased by $4,544,000, including an increase of $3,093,000 for wireless products (PINs and cellular airtime), and an increase in other accounts payable and accrued liabilities of $1,525,000, offset by a decrease of $74,000 for prepaid long distance products. All wireless accounts payable balances were paid by the end of January 2006;

•	accounts receivable increased by $829,000, and prepaid expenses and deposits increased by $138,000;

•
inventories increased by $3,233,000, primarily for prepaid cellular PINs products. Inventories of prepaid cellular PINs at December 31, 2005 were $6,942,000; cellular PIN inventory is maintained at approximately ten days sales (ten days sales (gross proceeds of sales) for the same period last year) and the increase is the result of increased sales activity; however, inventories for this quarter turned around in 15 days to provide for increased sales activity during the quarter;

•	depreciation, amortization and other operating expense net of equity income for the period was $990,000; and

•	deferred revenue increased by $253,000, mainly due to an increase in non-activated PINs.
Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows. Accounts receivable for cellular product sales are collected within fifteen days; as at January 31, 2006, 92% of accounts receivable for cellular products outstanding at the end of the quarter had been collected. Inventories for cellular products are maintained at levels to support fifteen days sales and are turned over three times a month. We actively manage working capital — inventory, accounts receivable and accounts payable — by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2006 will be sufficient to finance our capital investments, primarily for additional POSA terminals.
We used $628,000 in investing activities for the nine months ended December 31, 2005, primarily for the purchase of terminals used to dispense point-of-sale prepaid cellular PINs in Canada. We used $58,000 in financing activities for the nine months ended December 31, 2005, primarily for the repayment of capital lease obligations.

Future Capital Needs and Resources
We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due. We plan capital expenditure in line with prior years.
We expect to continue using cash flow generated from our operations to further finance the expansion of our wholesale point-of-sale prepaid cellular business in the Canadian and U.S. markets. Typical cash flow terms are net 25 days for the purchase of inventory from suppliers and net 7 to 14 days for collections from customers. Limited credit facilities from vendors may limit our working capital and cash flows to expand the business. As this business expands, we anticipate the need to purchase additional inventory and point-of-sale terminals. A risk to our liquidity is that customers do not pay on-time creating a negative cash flow situation. Furthermore, significant expansion of the wholesale point-of-sale prepaid cellular business in Canada is in part dependent upon expansion of credit limits from vendors to finance the purchase of PINs for inventory.
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
Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are static and may decline as usage of mobile phones increases. Revenues generated from the promotional sale of prepaid long distance phone cards increased in the quarter ended December 31, 2005 but may decline in future periods. Cost of time, which is the major component of cost of revenue, is expected to decline somewhat as a result of renegotiating lower rates but continued pricing pressure in the marketplace is anticipated to result in a decline in margins.
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
Evaluation of disclosure controls and procedures
As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s chairman and chief executive officer. Based upon that evaluation, our Company’s chairman and chief executive officer concluded that our Company’s disclosure controls and procedures are effective.
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

DataWave Systems Inc.
(Registrant)

By	/s/ Joshua Emanuel
Chairman and Chief Executive Officer

Date	February 14, 2006

By	/s/ John Gunn

General Manager, Chief Financial Officer

Date	February 14, 2006