Form 10KSB
period 2006-03-31
DATAWAVE SYSTEMS INC
filed 2006-06-28
CIK 1000157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer’s revenues for its most recent fiscal year:  $32,094,017

As of June 23, 2006, there were 54,326,834 shares of the Company’s common stock issued and outstanding, and the aggregate market value of such common stock held by non-affiliates was approximately $8,055,000, based on the average of the bid ($0.365) and ask ($0.37) prices of such stock on that date of $0.3675.

Documents Incorporated by Reference:  The information required by Part III of this Report, to the extent not set forth herein, is incorporated in this Report by reference to the Company’s definitive proxy statement relating to its 2006 annual meeting of stockholders.  The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2006 fiscal year.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [ X ]

DATAWAVE SYSTEMS INC.

FORM 10-KSB

TABLE OF CONTENTS

PART I
Item 1.	Business	1
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	19
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7.	Financial Statements and Supplementary Data	29
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 8A.	Controls and Procedures	29
Item 8B.	Other Information	30

PART III
Item 9.	Directors and Executive Officers of the Registrant	31**
Item 10.	Executive Compensation	31**
Item 11.	Security Ownership of Certain Beneficial Owners and Management	31**
Item 12.	Certain Relationships and Related Transactions	32**
Item 13.	Exhibits	32
Item 14.	Principal Accountant Fees and Services	32**
	Signatures	33
	Index to Financial Statements	F-1

**

Items 9 through 12 and Item 14 of Part III are incorporated by reference from the definitive proxy statement for our 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2006 fiscal year.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications and financial products market.  In general, all statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking.  In particular, when used in this Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “forecast,” “plan,” “future,” “strategy” and similar expressions, as they relate to us, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  These forward-looking statements are subject to various risks and uncertainties, including those discussed below in Part I, Item 1. Risk Factors.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “we,” “us,” and “our’” refer to DataWave Systems Inc., a Delaware corporation, together with our subsidiary companies.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States of America.  All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

PART I

ITEM 1. BUSINESS

Business Overview

We are a developer and provider of prepaid and stored-value programs.  We sell and distribute prepaid and stored value products using a proprietary system for activating products at the point-of-sale.  We design, develop, own, manage and continually enhance an intelligent, automated, direct merchandising network. This network, which operates through various point-of-sale-activation devices or web-based applications, allows for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid cellular time.  Our systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.  In addition, we sell prepaid calling cards and point-of-sale activated prepaid cellular personal identification numbers (“PINs”) on a wholesale basis to certain retail operators and other customers.

We sell and distribute prepaid and stored value products through a network that includes, but is not limited to:

•

point-of-sale-activation (“POSA”) terminals,

•

free-standing “smart” machines (“DTMs”), and

•

cash registers or the web-based applications of some major retail chains.

All of these devices are connected to our proprietary server and database software through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing one or multiple prepaid products and services.

-- 1 --

We operate our business primarily through our subsidiaries and are primarily involved in the sale and distribution of prepaid and stored value products using our proprietary technologies.  We develop, own and operate point-of-sale technology, including terminals that we market and place through the United States and Canada.

Our system distributes inactive prepaid products, which are activated only once they are purchased by the consumer, thus eliminating the risk of theft and the cost of inventory management for the retailer.

Our network systems feature:

•

the ability to activate prepaid products by assigning a value to them at the time of purchase;

•

the ability to print a prepaid PIN number on a receipt voucher at the point of purchase;

•

real-time monitoring of distribution networks;

•

detailed reporting and sales analysis – either paper or web-based;

•

the ability to remote download price adjustments or new products and services to the distribution points;

•

the capability to execute multiple simultaneous transactions in a non-stop processing environment; and

•

consumer convenience - payment options, multiple products and denominations; detailed receipts, including tax information, terms & conditions and other relevant instructions/information.

Historically, our core revenues have come from the sale of prepaid long distance phone cards.  In recent years, we have pioneered the move into prepaid cellular, prepaid cash and prepaid debit card and gift card products.

In Canada, until recent years, we had followed the traditional business model of selling bulk pre-activated “live” prepaid phone cards to retail establishments. In recent years, we have introduced point-of-sale-activation technology into the retail environment.  This enables us to activate or recharge prepaid products through POSA terminals and the cash register systems or web-based applications of major chains.  During fiscal 2006, we installed 995 POSA terminals in Canada and as of March 31, 2006, we had an installed base of 4,853 company-owned POSA terminals in Canada. We also provide prepaid products to 863 distributor-owned terminals and host-to-host (cash register) locations.

In the United States, we have established a network of free-standing vending machines or DTMs that sell prepaid long distance phone cards.  We also sell phone cards through POSA terminals and during fiscal 2004 we introduced a POSA host-to-host solution to a grocery chain in the North-Eastern states.  During fiscal 2006, our installed base of DTMs and over the counter terminals in the U.S. decreased by 111 due to a decline in high traffic locations, and as of March 31, 2006, we had an installed base of 809 DTMs and 224 POSA terminals and host-to-host retail locations in the United States.

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

Our goals include:

•

identifying and capitalizing on business opportunities that will make us a market leader in point-of-sale activated stored-value telephony and financial products;

-- 2 --

•

developing profitable, high volume, stored-value opportunities that leverage our existing technologies and relationships; and

•

pursuing only those opportunities that have high volume and a quick time to market, with realistic capital expenditures.

In fiscal 2006, we met these goals by:

•

rolling out point-of-sale activation technology to over 1,070 locations in Canada;

•

introducing POSA for cellular and long distance telephone time to our existing national customers in Canada and gaining several new national accounts;

•

completing the roll-out of prepaid cash credit to 300 National Money Mart stores in Canada for Nextwave (an equity investee of National Money Mart and DataWave).

Products and Development

DataWave initially concentrated on selling prepaid long distance phone cards through free-standing “smart” machines or DTMs.  We developed an over-the-counter (“OTC”) program as an alternative to the DTM product line, giving us access to locations where placement of a free-standing machine could not be justified, either due to low revenue expectations or to physical considerations, such as available space.

In June 2002, the OTC program was enhanced for roll-out in Canada.  This program (“the POSA program”) includes the ability to dispense prepaid cellular personal identification numbers (“PINs”) on a printed voucher, in addition to activating or recharging other prepaid products, through standalone POSA terminals and cash registers (host-to-host connectivity).  We expanded the POSA program into the U.S. during fiscal 2005.

Our current business focus is on the placement and marketing of POSA terminals, free-standing machines and host-to-host connectivity for the sale and distribution of multiple prepaid products, and the development and application of the network technologies required to support processing.

In addition, in recent years we have initiated the move into prepaid cellular and prepaid cash card and gift card products.  We intend to continue to focus on developing these products.

We own and operate all our terminals and network systems.  This requires significant capital investment.

Our Products

Prepaid Long Distance Phone Cards.  Prepaid Long Distance Phone Cards allow consumers to make domestic long distance and international calls using time that has already been purchased.  Typically, phone cards offer savings on calls made away from home or the office and provide the same rate any time of the day or week.  Rates differ depending on the country of origination and destination of the call.  We purchase time from a number of the major long-distance carriers and this enables us to tailor phone card programs to the needs of our customers.  We currently sell these through our network in both Canada and the U.S.

Prepaid Cellular Vouchers.  Prepaid Cellular Vouchers enable consumers who have prepaid programs on their cellular phones to purchase additional time to ‘top-up’ their phones.  The PIN and relevant instructions are printed on a receipt at the point of purchase, thereby eliminating the need for a physical card product.  Rates differ by carrier and denomination purchased.  We are a leading reseller of prepaid cellular time in Canada, purchasing from all the national cellular carriers.  We currently sell these through our network in Canada.

Prepaid Cash Cards.  Prepaid Cash Cards give consumers, who may not have a bank account, the ability to withdraw cash from ATMs and purchase goods or services from all merchants on the applicable debit and/or credit card network.  Consumers purchase cards for a given amount and can go back to the seller to recharge/add additional funds as and when the card balance is depleted.  Consumers can check their card balance and transaction history online at a secure website.  We currently sell these through our network in Canada.

-- 3 --

Prepaid Internet Products.  Prepaid Internet Products let consumers prepay for various products and services that are available over the Internet.  These products provide an alternative to using a credit card and are extremely popular with younger consumers.  We currently sell these through our network in Canada.

Prepaid Third Party Gift Cards.  Prepaid Third Party Gift Cards issued by a participating retailer may be purchased by consumers at the retails outlets of another retailer, typically a convenience store or supermarket.  The gift cards are activated at the time of purchase typically for their face value.  The activated gift cards may then be redeemed by the consumer, or a person who has received the card as a gift from the consumer, to receive goods or services up to the face value of the card from the issuing retailer. We currently sell these through our network in Canada.

The Market

In Canada, the rollout of our POSA technology has been very successful, allowing us to cement relationships with existing customers and sign contracts with new customers.  We currently activate prepaid phone cards, prepaid cellular time, prepaid Internet and prepaid gift card products through POSA terminals.  In host-to-host applications, we are able to add prepaid cash cards to the product mix.

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

In fiscal 1999, we introduced a recharge capability for all prepaid phone cards sold in the U.S. By calling a 1-800 number, a customer can add time to an existing prepaid phone card and charge the cost to a credit card. In fiscal 2006, less than 5% of revenues were derived from this program. Prepaid phone cards sold in Canada are not usually rechargeable.

We also distribute pre-activated prepaid phone cards through machines not connected to our network systems.  Approximately 1% of our machines are not networked and thus sell preactivated calling cards.  In fiscal 2006, less than 1% of our net revenues came from the sale of preactivated phone cards sold through non-networked machines.

Our Suppliers

We purchase long distance time and services from several carriers for both Canadian and U.S. businesses.  In Canada we primarily use IDT and Goldline.  In the U.S. our primary supplier is AT&T, but we also purchase from IDT and Verizon.  Our prepaid cellular time comes from Bell, Microcell Communications, Rogers/AT&T and Telus Mobility in Canada and from AT&T Wireless, Cingular, T-Mobile, TracFone and Verizon Wireless in the U.S.  Please refer to the section entitled “Risk Factors; Risk of Termination of Carrier Arrangements; Dependence on Telecommunications Providers” below.

We currently sell prepaid Internet products from Napster, Puretracks (music downloads), and Photochannel (prepaid digital photo printing service).

Please refer to Part II, Item 6 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a full discussion of the financial results of our operations.

Future Products and Services

Our network systems are scalable and flexible and permit us to offer new prepaid products and services as they become available.  Our ability to remote download new products, services or pricing to our distribution points enables us to respond quickly to the changing demands of growing markets.

-- 4 --

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

Sales of prepaid cellular PINs, where we are not the primary obligor and do not incur unmitigated significant inventory or return risk, are recognized at the date of sale on a net agency basis.  PIN inventory levels reflect the purchased value of the cost of the PIN and are managed to supply a level of ten days sales; the resulting accounts payable liability is paid within the normal trade terms offered by the supplier (including cash discounts for early payment).  The underlying sales arrangements entered into by us will and do impact the presentation of revenues, inventory, accounts receivable and resulting gross profit and working capital respectively.  Accounts receivable reflect the wholesale value of the PINs and are almost always collected within fifteen days.

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

A key part of this strategy is maintaining our leadership in electronic distribution network technology.  During our fiscal year ended March 31, 2006, we continued our development efforts to enhance our network systems for introduction of new products and to provide transaction processing capability.

-- 5 --

Operations

Our operations include transaction processing, which in turn includes development, operation and maintenance of computer and network systems, processing, customer service and terminal configuration, roll-out and maintenance and are primarily based in Richmond, British Columbia.

Our financial systems, financial reporting and operations functions are managed from our principal operations office in British Columbia, Canada.

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

•

Detailed audit trail of transactions:

permits timely and accurate monthly commission payments; complete monthly reporting – either traditional paper or web-based.

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

-- 6 --

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

The Market for Our Products and Services

The market for prepaid products is fast growing.  Increased use of wireless communications, use of the Internet for business and a wider acceptance of ‘smart’ or stored-value cards is driving rapid growth in the use of other prepaid products.

The market for prepaid long distance phone cards consists of two primary groups: the cost-conscious and those who make long distance calls, both domestic and international, when they are away from their home or office.

Prepaid cellular products have gained rapid acceptance, particularly in Canada.  This product appeals to the credit-challenged, the budget-conscious, those who wish to provide family members with a method of contacting them in an emergency, and those who do not wish to sign a long-term contract with a cellular provider.

Internet sales have grown in the past year and this is due to the variety of products and services being offered.  This trend is expected to continue making prepaid Internet products an essential part of any prepaid product line.

As cash continues to decline as the standard payment method for day to day purchases – for example, it cannot be used for on-line shopping, which is rapidly accounting for a larger percentage of commercial transactions – the market is beginning to offer consumers other options.  Prepaid cash cards allow consumers, some of whom may not have a traditional bank account, to pay for goods and services through existing debit or credit card networks.  They also provide a secure alternative for Internet purchases as they limit financial risk to the balance on the card.

Consumers increasingly look for self-service and vendors increasingly look for “smarter” distribution systems.  This creates an opportunity to offer multiple prepaid products and services via a “smart” distribution network.  We believe that the features and benefits of our network systems, among other things, well position us to capitalize on this trend because of the features and benefits of our network systems, as well as other components of our strategy.

The prepaid phone card market in the United States has not expanded significantly in recent years, we believe in part because of changes in travel patterns and in part because more consumers are using their cell phones for long distance calls.  Our growth is expected to be mainly in other geographic areas or with other products and services.  See “Risk Factors” later in this section.

-- 7 --

Marketing Strategy

Our marketing strategy is to become a leader in delivering prepaid products and services such as phone cards, prepaid cellular time, prepaid financial products, prepaid gift and stored value cards through our network systems.  Key elements of our marketing strategy are summarized below:

Deliver new prepaid product and service offerings:  We believe that the trend towards convenient, self-service, cost-efficient merchandising provides us with the opportunity to utilize the flexibility of our network systems to offer new prepaid products and services.  We currently provide prepaid phone cards, prepaid cellular time, prepaid cash cards and have recently begun offering prepaid Internet products.  We intend to enhance these product lines and to evaluate the market for potential new product and service offerings.

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

Our Marketing Plan

As of March 31, 2006, we have placed 4,853 point of sale terminals in retail locations in Canada for activation of prepaid products and services and had a further 863 host-to-host locations.  We are also seeking to expand our Canadian market share by targeting additional regional and national retailers for sales of prepaid products and services.

As of March 31, 2006 we have placed 809 free-standing smart machines and 224 POSA terminals and host-to-host locations in the United States. We intend to increase our  presence in the United States.

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

Employees

As of March 31, 2006, we and our subsidiaries employed a total of 89 individuals.  Of these, 21 employees serve in a management and administrative capacity, 17 employees serve in a sales and marketing capacity, 25 employees serve in a product development capacity, 3 employees serve in a production capacity and  23 employees serve in a service and support capacity.   These employees operate out of the following offices of our company:

-- 8 --

Office Location	Management and Administration	Sales and Marketing	Product Development	Production	Service and Support	Total
British Columbia, Canada	19	3	23	3	14	62
Ontario, Canada	Nil	9	2	Nil	5	16
Wayne, New Jersey	2	5	Nil	Nil	4	11
Totals:	21	17	25	3	23	89

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

We operate our business primarily through our subsidiaries and are primarily involved in the sale and distribution of prepaid and stored value products using our proprietary technologies.  We develop, own and operate point-of-sale technology, including terminals that we market and place through the United States and Canada.

We have five subsidiaries or associates.  Neither we nor any of our subsidiaries or associates have been subject to any bankruptcy, receivership or similar proceedings.  The names of our subsidiaries and associates, their dates of incorporation, our percentage voting ownership of each and the jurisdictions in which they are incorporated are as follows:

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

-- 9 --

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

At March 31, 2006, we had working capital of $2,483,000.  Historically, we have had to make significant investments in inventory and expect this trend to continue as the business grows.  If we are unable to sell our inventory or to collect the receivables in a timely manner, working capital will be reduced and this may adversely affect our ability to operate; in particular, to acquire additional inventory and pay our debts as they come due.  In addition, our growth requires significant capital investment in new terminals.  We have financed this capital expenditure from working capital.  We believe that our current cash position and net cash provided by operations during the fiscal year will be sufficient to meet anticipated cash needs from working capital and capital expenditures through fiscal 2007.

The loss of any of our key customers could have a material adverse effect on our business, financial condition and results of our operations.

In fiscal 2006, 63% of our net revenues came from ten customers (18% from one customer), compared with 51% (19% from one customer) in fiscal 2005.  Loss of one or several of these customers would have a material adverse effect on our business, financial condition and results of operations.

The loss of our suppliers in Canada and the United States could have an adverse effect on our ability to provide continuing operations.

In fiscal 2006, four main suppliers accounted for 31%, 17%, 16% and 15% respectively of our gross purchases (32%, 19%, 18% and 13% in fiscal 2005).

In Canada, we rely primarily on our relationship with the major telecommunications companies for prepaid cellular airtime, and Goldline and IDT Corporation for prepaid long distance telephone services.   We are reliant on these suppliers for services provided to major accounts.   Loss of these services would have a material adverse effect on our ability to provide continuing operations, or, if we can access alternate services, they may be available only at higher costs which cannot be passed on to our customers.

In the United States, we rely primarily on our relationship with AT&T for prepaid long distance telephone service, as well as for joint marketing of the AT&T Prepaid Card and our network systems.  A significant portion of the

-- 10 --

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

As a growing business, we typically need more capital than we have available to us or can expect to generate through the sale of our products.  There is no guarantee that we will be able to continue to raise funds needed for our business and our continuing operations, when needed or on commercially acceptable terms.  Failure to raise the necessary funds in a timely fashion may limit our growth and continuing operations, and may even cause us to fail.

We face currency risks associated with fluctuating foreign currency valuations.

For the year ended March 31, 2006, approximately 65.8% of our sales were denominated in Canadian dollars.  A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results.  Although the recent strengthening of the Canadian dollars has had a positive impact on our revenue attributable to sales in Canada, it has also negatively impacted our cost of revenues which may be denominated in Canadian dollars.  As of March 31, 2006, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuation.

We have limited operating facilities and if we are unable to deliver our service in a timely manner, then we may lose some customers and their orders.

Our primary operations, including information systems (including the server and databases for our network systems), customer service, assembly and production and general administration, are housed in a single facility in Richmond, British Columbia, Canada, with a co-location (back-up) facility at an MTS Allstream Inc. hosted facility in Vancouver, British Columbia, Canada.  Any disruption to our operations at the facility in Richmond and Vancouver due to fire, natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations.  Our operations are also dependent on the integrity of our network systems.  In the event that our network systems (including the wireless and landline networks of other parties used by our network systems) experience substantial down time due to power loss, technical failure, unauthorised intrusion or other interruptions, our business and operations could be materially adversely affected.

If and to the extent we are unable  to protect our proprietary technology, our business may be adversely affect.

We have sought to protect our proprietary technology through a combination of copyright, patent, trademark and trade secret laws, non-disclosure agreements and other forms of intellectual property protection.  We have obtained patent protection for two of our planned products, multiple service provider prepaid wireless service card and multiple denomination currency receiving and prepaid card dispensing apparatus, from the United States Patent and Trademark Office.  In addition, we have filed patent applications with the United States Patent and Trademark Office and have patents pending for the credit extension process using a prepaid card and prepaid broadband Internet and software service method and apparatus.  We have also filed patent applications with the Canadian Intellectual Property Office and have patents pending for the credit extension process using a prepaid card, multiple

-- 11 --

denomination currency receiving and prepaid card dispensing apparatus, and multiple service provider prepaid wireless service card.  Our pending patents may not be granted. Furthermore, if challenged, our patents, and generally intellectual property rights, may not be upheld.

Although we rely, in part, on contractual provisions to protect our trade secrets and proprietary know-how, these agreements may be breached and our remedies for any such breach may be inadequate., In addition, despite our efforts, our trade secrets may become known or be independently developed by competitors.

Although no lawsuits against us regarding infringement of any existing patents or other intellectual property rights are pending, nor have any claims been asserted, there can be no assurance that our operations do not or will not violate the intellectual property rights of others, or that no infringement claims will be asserted by third parties against us in the future. An assertion or finding of infringement against us could have a material adverse effect on our business, financial condition and results of operations.  In addition, our failure to obtain licenses required from third parties whose technology and intellectual property we may need could delay or prevent the development, manufacture or sale of products.

We could face declining transaction fees which may  adversely affect our revenues.

An increasing portion of our revenues is generated from transaction and service fees that we charge to our customers.  The flexibility of our technology allows it to be used for a wide variety of prepaid and stored value products, including products with relatively strong margins for which a relatively sizeable transaction fee may be charged. This diversification of products deliverable through our technology also decreases our reliance on any one supplier.  As various segments of the prepaid and stored value market mature, however, the margins on such products may decrease.  This decrease may exert a negative pressure on the transaction and service fees that we may charge. Such a decline would negatively impact our revenues.

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

We can also incur fraud loss from fraudulent, improper or unauthorised use of prepaid debit / stored value card being issued by alliances and joint ventures we may be or could become involved in.  We have not experienced any material losses to date resulting from involvement in alliances or joint ventures that issue prepaid debit / stored value cards, although we are still in the early stages of product roll-out.

We depend on experienced management and key technical employees and if we are unable to retain or hire such management and key technical employees in the future, then our ability to improve and implement new systems could be adversely affected.

Our growth has placed, and is expected to continue to place, significant demands on all aspects of our business including our management, financial, technical and administrative personnel and systems.  Our future operating results may largely depend upon our ability to manage growth, including improving and implementing new systems and attracting, retaining, training, managing and motivating skilled employees, particularly managers and other senior technical personnel.  There can be no assurance that a sufficient number of skilled employees will continue to be available to us or that we will be successful in training, retaining and motivating current or future employees or that such employees will achieve expected levels of performance.  In addition, as we increase our service offerings

-- 12 --

and expand our target markets, there will likely be additional demands on our sales and marketing resources.  We also rely on outside contractors to install and maintain our free-standing machines.  Our inability to find and contract with sufficiently experienced contractors could have a material adverse effect on our operations, including decreased free-standing machine placements and increased machine servicing costs.

The loss of Josh Emanuel or other key employees would have a materially adverse effect on our business.

We believe that continued success will depend in large part upon the efforts and abilities of a number of key employees.  The loss of the services of Joshua Emanuel as President and Chief Executive Officer or any one or more of our other key personnel could have a material adverse effect on our business because of their knowledge of the prepaid industry and their business acumen.  We have a written employment agreement with Mr. Emanuel but we do not have a key person insurance policy in place for Mr. Emmanuel.

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

In addition, there are relatively low barriers to entry into the prepaid phone card market, and we have faced, and expect to continue to face, additional competition from new entrants.  In both the United States and Canada, we also compete with prepaid phone card distributors which own and operate switch and transmission platforms.  Such distributors may provide long distance services at a lower cost than us, and offer additional bundled features not available from our long-distance provider such as voicemail and facsimile services.  We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including the reliability of competitors’ products and services, the ability of competitors to hire, retain and motivate qualified personnel, the price at which competitors offer comparable services and the extent of competitors’ responsiveness to customer needs.  We may not be able to compete effectively on pricing or other requirements with current and future competitors or competitive pressures may not materially adversely affect our business, financial condition and results of operations.

-- 13 --

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

Currently we derive substantially all of our revenues from the sale of prepaid cellular time and prepaid long distance phone cards. The prepaid products and services industry is characterised by rapid technological change, new products and services, new sales channels, evolving industry standards and changing client preferences.  We believe that our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands.  We expect new products and services to be developed and introduced by other companies that compete with our products and services.  The proliferation of new telecommunications technology, including personal and voice communication services over the Internet, may reduce demand for long distance services, including prepaid phone cards.  We may not be successful in responding to these or other technological changes, to evolving industry standards or to new products and services offered by our current and future competitors.  In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

Our revenues are seasonal which may result in our operating results being, from time to time, below the expectations of analysts and investors.

We believe that sales of prepaid products are seasonal.  Many consumers purchase prepaid long distance and cellular products while traveling during the peak travel months of July, August and September.  Sales of these products decrease during most of the shoulder and low travel seasons.  Sales of prepaid products, including gift cards and cash cards, enjoy a peak during the December holiday season.  A significant proportion of our operating expenses are fixed in advance for a quarter and if our sales are below expectations in a particular quarter, this could have a material adverse effect on our financial condition and results of operations.  We believe that period-to-period statements of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility in the price of our common shares.  Due to the foregoing factors, among others, our operating results may from time to time be below the expectations of analysts and investors.

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

-- 14 --

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

Pursuant to the Telecommunications Act of 1996, the FCC was granted the authority to implement certain policy objectives, including the establishment of the Universal Service Fund.  The purpose of the Universal Service Fund is to subsidize the provision of local telecommunications services to low-income consumers, schools, libraries, health care providers and rural and insular areas that are costly to serve.  Pursuant to a FCC order, Universal Service Fund contributions are generally equal to approximately four percent of a carrier’s interstate and international gross revenues, and approximately one percent of its intra-state “end user” gross revenues, effective January 1, 1998.  The FCC is expected to adjust the amount of these contributions each calendar quarter, and they may increase significantly in future periods.  Our underlying carriers may pass their respective costs through to us.

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

Prepaid debit / stored value cards that are issued by alliances and joint ventures that we are party to are subject to banking rules and regulations and regulatory approval.  The financial institution issuing such cards also must ensure that the programs in the United States comply with Bank Safety and Soundness regulations of the United States Office of the Comptroller of the Currency and all other U.S. Office of the Comptroller of the Currency regulations such as Privacy, Know Your Customer, Anti-Money Laundering and the Patriot Act and in Canada comply with the Loan and Trust Companies Acts, Personal Information Protection and Electronic Documents Act and Proceeds of Crime (Money Laundering) and Terrorism Financing Act to name a few.   Our failure to comply could adversely affect our business plan and revenues if any required approvals are withdrawn.

-- 15 --

Factors Related to Our Common Stock

Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our common stock is considered a “penny stock”, which is generally defined as any equity security that has a market price less than $5.00 per share and which is not traded on a national market system.  As a result, our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

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

Our common shares are currently traded on the OTC Bulletin Board, under the symbol “DWVS”. The average daily trading volume for our common stock during the three months prior to March 31, 2006 has been approximately 50,000 shares.  Therefore, holders of our common stock may have difficulty selling their shares in the public markets.  As a result of the registration statement we filed on February 22, 2006, a significant number of restricted and control shares have been registered and are available for resale.

Sales of a substantial number of shares of our common stock in the public market (including the shares offered under the registration statement filed on February 22, 2006, and shares available for resale under Rule 144 under the Securities Act) or the perception that such sales could occur, could significantly depress the prevailing market price of our common stock.  Further announcements concerning our or our competitors’ technological innovations, new product and service offerings, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially.  In addition, stock prices for many technology and telecommunications companies fluctuate widely for reasons that may be unrelated to their operating results.  These fluctuations, as well as general economic, political and market conditions, may adversely affect the trading price of our common shares.

-- 16 --

The price of our common stock may be volatile, and a stockholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future.  In addition, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume.  In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

We do not intend to pay cash dividends, so any return on a stockholder’s investment must come from appreciation.

We have not declared dividends on our common stock in the past, and do not intend to declare dividends on our common stock in the foreseeable future.  As a result, any return on investment in our common stock must come from increases in the fair market value and trading price of our common stock.

Integrated Data Corp. owns a majority of the outstanding shares of our common stock and effectively controls our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

As of March 31, 2006, our largest stockholder, Integrated Data Corp., beneficially owns approximately 45.8% of our outstanding common shares.  Accordingly, this single stockholder may be able to influence the outcome of stockholder votes, involving the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as a sale of substantially all of our assets.  Such control by our existing stockholder could have the effect of delaying, deferring or preventing a change in control of our company.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 annual general meeting of stockholders of the Company was held on August 8, 2005.  All nominees to the Board of Directors identified and described in the Company’s proxy statement mailed to the stockholders, namely Joshua Emanuel, John X. Adiletta, and Vijay Fozdar, were elected at the annual meeting.  In addition, the following resolutions were approved by the stockholders at the annual meeting:

-- 17 --

•

Deloitte & Touche LLP, independent registered chartered accountants, was appointed as independent auditors of the Company;

•

The resolution to amend the Company’s 2000 Stock Option Plan was approved.  The purpose of the amendment was to clarify the Plan to ensure consistency with the requirements of the United States Internal Revenue Code for the granting of incentive stock options, as well as to delete obsolete references to the Canadian Venture Exchange as the Company shares were no longer traded on the TSX Venture Exchange.

•

The Board of Directors was authorized to implement a reverse split of the issued and outstanding common shares of the Company on or before March 31, 2006.  The approval of the resolution also authorized the Board of Directors to revoke the resolution and abandon the reverse split.  No reverse split was implemented as of the filing date of this Form 10KSB.

The voting results for each of the above resolutions were as follows:

Motions	For	Against	Withheld
Election of Directors
Joshua Emanuel	32,607,064	-	144,828
John X. Adiletta	32,648,169	-	103,723
Vijay Fozdar	32,672,659	-	79,233
Appoint auditors	32,664,711	-	79,681
Amend Stock Option Plan	26,799,361	294,795	-
Implement reverse split	31,904,622	844,800	-

-- 18 --

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

Our common shares are traded on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board (OTC Bulletin Board) in the United States under the symbol “DWVS”.

The following tables set forth, for the periods indicated, the high and low bid information for our common shares, as quoted on the OTC Bulletin Board.  All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Trading on the OTC Bulletin Board commenced in the second quarter of fiscal 1998.

	High	Low
Fiscal 2006:
Fourth quarter (ended March 31, 2006)	$0.35	$0.29
Third quarter (ended December 31, 2005)	0.23	0.17
Second quarter (ended September 30, 2005)	0.24	0.15
First quarter (ended June 30, 2005)	0.19	0.14

Fiscal 2005:
Fourth quarter (ended March 31, 2005)	$ 0.21	$ 0.06
Third quarter (ended December 31, 2004)	0.14	0.04
Second quarter (ended September 30, 2004)	0.09	0.05
First quarter (ended June 30, 2004)	0.12	0.08

Holders

As of June 23, 2006, there were 54,326,834 shares of common stock issued and outstanding, held by 176 stockholders of record.

Dividends

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

We anticipate that we will retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on our equity in the foreseeable future.  Any future determination with regard to the payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the Board of Directors.

-- 19 --

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

Overview

We are an innovator and developer of prepaid and stored-value programs.  We pioneered our “DataWave System” that allows for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid cellular time. This proprietary system works both over the Internet, and with various card activation devices.  Our network systems have been designed to work both with the prepaid platforms of other parties, as well as telecommunication and financial switches.  Our systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.

Management’s Summary (all dollar amounts rounded to the nearest thousand except per share amount)

Revenues for the year ended March 31, 2006 were $32,094,000 compared with $24,327,000 for fiscal 2005.  The increase of 31.9% is due to an increase in both the traditional business of prepaid long distance revenues and a significant increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product.

The margin (total revenues less cost of revenues, exclusive of depreciation and amortization) for fiscal 2006 was $11,441,000 an increase of $2,657,000 over fiscal 2005. The movement is attributable to an increase in the margin earned in prepaid long distance of $99,000, an increase in the fees and services margin of $667,000, an increase in the prepaid cellular margin of $1,806,000, an increase in margins from other business of $83,000 and an increase in the prepaid Internet products margin of $2,000.

Operating costs and expenses, excluding cost of revenues, increased by $1,677,000 to $9,975,000 for fiscal 2006 compared with $8,298,000 for fiscal 2005.  The increase is primarily due to increased general and administrative costs, increased product development costs and depreciation expense associated with the capital investment in POSA terminal in fiscal 2006.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets.  The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.  Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this annual report.  We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations.  This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified.  There are other accounting

-- 20 --

policies that are significant to our company.  For a more detailed discussion on the application of these and our other accounting policies, see “Note 2 to the Consolidated Financial Statements” for the year ended March 31, 2006.

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

Sales of prepaid cellular PINs, where we are not the primary obligor of the related phone service or where we do not incur significant inventory or return risk, are recognized at the date of sale on a net agency basis.  The resulting net revenue is calculated as the difference between the gross proceeds received and the cost of the related phone time.  Accounts receivable reflect the wholesale value of the PINs and are collected within fifteen days.

Sale of Internet products, where we are not the primary obligor of the Internet services or where we do not incur significant inventory or return risk, are recognized at the date of sale on a net agency basis.  The resulting net revenue is calculated as the difference between the gross proceeds received and the cost of the related Internet services.

Fees and Service revenues, also a significant component of our revenues in Canada, include transaction, service and processing fees.  The nature of these fees is charges for processing transactions at the point of sale, including prepaid cellular, prepaid long distance and prepaid cash cards.  Fees are included in contractual arrangements with our customers and are billed weekly to customers.

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

-- 21 --

Cost of revenues for prepaid long distance phone cards consists primarily of long distance telephone time, standard phone cards, net of amounts earned on early payments to suppliers plus commissions to agents and site landlords.  Direct costs are also associated with the DTM machines including direct production salaries, parts and accessories and costs to service the machines.  Cost of revenues for transaction fees and services consists of network and communication service costs, costs of maintaining and supporting point-of-sale activation terminals and third party processing costs for transactions.  Cost of revenues excludes depreciation and amortization.

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

Deferred income taxes

We have certain tax assets relating to historical operating losses and temporary differences.  Based on our assessment of the probability of realization we have recorded a full valuation allowance against such assets and have recorded no related tax asset in the U.S.  We have recorded a deferred tax asset in Canada relating to a temporary difference that will reverse in the foreseeable future. Future conditions that impact our assessment of such realization may impact the recognition of such assets.

Stock –based compensation

We account for stock-based compensation in accordance with the intrinsic value method where compensation expense is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the options on the date of grant.  This compensation is amortized over the vesting period.  We provide pro-forma information regarding net income per share as if the stock-based awards to employees were estimated using a Black-Scholes option pricing model.  The model reflects management’s best estimate of the fair value of its stock-based awards to employees.

Foreign currency translation

Our functional currency is the U.S.dollar since it is the currency of the primary economic environment in which the company operates.  Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at year-end rate of exchange, and income statement accounts are translated at average rates of exchange for the year.  Gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive income, a separate component of stockholders’ equity.  Gains or losses resulting from foreign currency transactions are included in net income.

-- 22 --

Selected Financial Operating Data for the Fiscal Years Ended March 31, 2006 and 2005

	Years Ended March 31		Percentage of Revenue
	2006	2005	2006	2005
	$’000	$’000%		%
Revenue
Sales	$23,893	$16,783	74.4%	69.0%
Net agency sales	8,201	7,544	25.6%	31.0%
Total revenue	32,094	24,327	100.0%	100.0%
Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	20,653	15,543	64.3%	63.9%
General and administrative	4,707	3,279	14.7%	13.5%
Selling and marketing	2,068	1,906	6.5%	7.8%
Product development	1,713	1,312	5.3%	5.4%
Merger costs	-	659	0.0%	2.7%
Depreciation and amortization	1,488	1,142	4.6%	4.7%
Total operating costs and expenses	30,629	23,841	95.4%	98.0%
Operating income	1,465	486	4.6%	2.0%
Other income	192	39	0.6%	0.2%
Foreign exchange gain	12	34	0.0%	0.1%
Income before income taxes	1,669	559	5.2%	2.3%
Income taxes	(682)	-	(2.1%)	0.0%
Equity gain from investee	155	104	0.5%	0.4%
Net income	$1,142	$663	3.6%	2.7%

Revenues

For the year ended March 31, 2006, revenues were approximately $32,094,000, an increase of $7,767,000, or 31.9% over the $24,327,000 in revenues for the year ended March 31, 2005.  The increase in revenues is reflected by both an increase in the traditional prepaid long distance revenues of $580,000 and by a significant increase in the POSA business of $6,385,000, where activation and dispensing of prepaid cellular PINs is the primary product.  Annual transaction volume increased from 10,190,000 in fiscal 2005 to more than 13,500,000 in fiscal 2006.

Our ten largest customers accounted for 63% of revenues in fiscal 2006 compared with 51% in fiscal 2005 (one customer accounted for 18% of revenues in fiscal 2006 and one customer accounted for 19% of revenues in fiscal 2005).  We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

Revenues in Canada and the United States are dependent upon the number of unit placements and locations offering prepaid products.  The following table lists the number of POSA terminals and host-to-host locations, free-standing

-- 23 --

machines (DTMs), over-the-counter units and traditional (or non-networked) machines in which our prepaid products are sold.  The Company owns and operates POSA terminals, all free-standing machines, over-the-counter units and traditional vending machines.  The following table reflects the growth and change of our business:

	Years Ended March 31,
	2006	2005
Canada
POSA terminals (owned)	4,853	3,858
POSA terminals (serviced or host to host)	863	501

United States
DTMs	809	920
POSA terminals (owned)	105	27
POSA terminals (serviced or host to host)	119	159

Mexico
POSA terminals (serviced or host to host)	170	200

Total	6,919	5,665

During fiscal 2006 in Canada we installed 995 POSA terminals and additional 362 host-to-host locations, generating an installed base at March 31, 2006 of 4,853 terminals with a further 863 host-to-host locations and distributor operated terminals.  In March 2006, daily point-of-sale activations averaged 36,411 compared to the March 2005 daily average of 30,492 activations.  We generated transaction fees of $2,924,000 for fiscal 2006 compared with $2,206,000 in fiscal 2005.  In the United States our installed base of DTMs and over the counter terminals decreased by 111 due to a decline in high traffic locations.  POSA terminals and host-to-host locations increased to 224 in fiscal 2006 (186 in fiscal 2005).

Revenues in Canada were $21,129,000 for the year ended March 31, 2006 compared with $14,334,000 for fiscal 2005, an increase of $6,795,000 or 47.4%, which is primarily attributable to an increase in both the traditional prepaid long distance revenues and the POSA business, where activation and dispensing of prepaid cellular PIN is the primary product.  Revenues from our Canadian operations in fiscal 2006 represented approximately 65.8% of our total revenues, compared to 58.9% of our total revenues in fiscal 2005.

Gross proceeds for prepaid cellular and prepaid Internet products were approximately $155,710,000 in fiscal 2006 compared with $93,185,000 in fiscal 2005, a 62.6% increase.  We record this revenue on a net agency basis (gross proceeds less payments to suppliers).  In fiscal 2006, net agency sales from this business were $3,739,000 compared with $1,934,000 in the previous year, a 93.3% increase.

Revenues in the United States were $10,936,000 for fiscal 2006 compared with $9,939,000 for fiscal 2005, an increase of $997,000 or 10.0%, which is primarily attributable to an increase in the traditional prepaid long distance revenues.  Revenues from our U.S. operations in fiscal 2006 represented approximately 34.1% of our total revenues, compared to 40.9% of our total revenues in fiscal 2005.

Revenues in Mexico were approximately $29,000 for the year ended March 31, 2006, a 46.8% decrease from fiscal 2005.  Alestra, the company that provides AT&T’s broadband and added value services in Mexico, has agreed to use our point-of-sale authorization technology to sell prepaid phone cards.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) was approximately $20,653,000 or 64.3% of revenues, for the fiscal year ended March 31, 2006, compared to approximately $15,543,000, or 63.9% of revenues, for the fiscal year ended March 31, 2005.

-- 24 --

Our cost of revenue (exclusive of depreciation and amortization) consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates.  In the United States, additional costs are incurred servicing and maintaining our network of free standing machines.  The increase in costs of revenue of 32.9% for fiscal 2006 compared to fiscal 2005 is due to the increase in sales of our products and additional increases in the cost of time we purchase from our suppliers.

Margin (total revenues less cost of revenues, exclusive of depreciation and amortization) increased to $11,441,000 in fiscal 2006 compared with $8,784,000 in fiscal 2005.  Margin as a percentage of revenue for fiscal 2006, however, decreased to 35.7% compared with 36.1% for fiscal 2005.  This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 24.0% in fiscal 2005 to 19.5% in fiscal 2006 due to continued pricing pressure.  Prepaid cellular and prepaid Internet products, which account for 11.8% of total revenues, generate margins as a percentage of revenue of approximately 2% - 7% and are accounted for on a net agency basis.  The margin for this business was $3,742,000 or 32.7% of the total margin in fiscal 2006, compared with $1,935,000 or 22.0% of the total margin in fiscal 2005.

Margin (total revenues less cost of revenues, exclusive of depreciation and amortization) on prepaid long distance was $4,905,000 for fiscal 2006 compared with $4,805,000 for fiscal 2005.  Prepaid long distance accounted for 42.9% of margin as a percentage of revenue in fiscal 2006 compared with 54.7% in fiscal 2005, this reflects the continued shift in our business from prepaid long distance to other revenue streams.

General and Administrative Expenses

General and administrative expenses were $4,707,000 or 14.7% of revenues during fiscal 2006, compared to $3,279,000 or 13.5% of revenues during fiscal 2005. The increase in costs in fiscal 2006 of approximately $1,428,000 includes the following:

•

accounting, audit and consulting fees increased by $177,000

•

rent and occupancy costs increased by $175,000 due to a full year in new offices in Richmond B.C., Canada;

•

investor relations fees increased by $175,000, as a result of obtaining the services of an investor relations firm;

•

salaries increased by $1,001,000 as a result of hiring additional staff in operations and finance, including legal counsel;

•

partially offset by decreases in various other expenses including $20,000 decrease in repair and maintenance, $20,000 decrease in insurance and $57,000 decrease in bad debt.

Selling and Marketing Expense

Selling and marketing expense increased by approximately $162,000 or 8.51% from fiscal 2005.  Expenses for the year ended March, 31 2006 were approximately $2,068,000 or 6.4% of revenues, compared with approximately $1,906,000 or 7.9% of revenues during fiscal 2005.  The increase is attributable to higher than expected sales incentive payments ($232,000 for fiscal 2006 compared with $58,000 in fiscal 2005).  Selling expenses consist primarily of salaries and the associated employee expenses. Advertising expense for fiscal 2006 was $78,000 compared with $104,000 in fiscal 2005.

Product Development

Product development expenses were approximately $1,713,000 or 5.3% of revenue for fiscal 2006, compared with approximately $1,312,000 or 5.4% of revenues during fiscal 2005.

During fiscal 2006, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with standalone terminals and development of host-to-host connections for certain customers.

-- 25 --

Development costs incurred after technological feasibility was established for programs associated with specific customers were deferred and will be amortized over the life of the agreements.  For fiscal 2006, we had no such development costs, compared to $102,000 for fiscal 2005.  Resources have also been focused on programs to develop new networks, platforms and relationships for supporting stored value card-based transaction programs and point-of-sale card programs.

Merger Costs

During fiscal 2005, we incurred $659,000 in costs related to the proposed merger with Integrated Data Corp.  The proposed merger was terminated by mutual agreement on November 9, 2004.  No further costs associated with the terminated merger with Integrated Data Corp. were incurred in fiscal 2006.

Depreciation and Amortization

Depreciation and amortization expense increased to $1,488,000 or 4.6% of revenues for the year ended March 31, 2006 from $1,142,000 or 4.7% of revenues for the previous year.  The increase is the result of our continuing investment in POSA terminals and the supporting network infrastructure.  Investment in POSA terminals is being depreciated on a straight line basis over three years.  At March 31, 2006 we had an installed base of 4,853 point-of-sale terminals in Canada and support another 863 locations with host-to-host network connections.  Depreciation expense of approximately $75,000 was incurred for the equipment acquired under capital lease arrangements.

Amortization of intangible assets was $330,000 for the year ended March 31, 2006, compared with $159,000 for the previous year.  Intangible assets are comprised of customer lists acquired in the purchase of AT&T’s Canadian prepaid card operations and an international license, which was purchased from Integrated Data Corp. effective February 2, 2005.  The intangible assets are amortized on a straight-line basis over six and five years respectively.  The net book value of intangible assets at March 31, 2006 and 2005 was $829,000 and $1,080,000 respectively.  Goodwill is not amortized.  We evaluate the carrying value of goodwill for impairment at least annually.

Provision for Income Taxes

Consolidated net income before taxes was $1,669,000 for the year ended March 31, 2006, compared with $560,000 for the previous year.  Tax provision was $682,000 for the year ended March 31, 2006, compared with $nil for the previous year.  Increase in tax provision for fiscal 2006 was due to increase in Canadian taxable income.  Net operating losses and capital losses in the U.S. can be applied to reduce future taxable income in the U.S..  The realization of these losses is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly no accounting recognition has been given to these losses.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2006 were approximately $6,967,000 compared with $4,527,000 at March 31, 2005.  We had working capital of $2,483,000 at March 31, 2006 compared with $924,000 at March 31, 2005.

Our operating activities provided cash of $3,417,000 during the year ended March 31, 2006 compared with cash provided of $5,013,000 during the year ended March 31, 2005.  The decrease in the cash provided by operating activities is primarily due to the timing of collections of receivables and investment in inventory versus payments to suppliers.  Our operations, development and expansion, are financed from the cash flow generated from our operating activities.

The decrease in our net cash provided by operating activities is explained below:

•

accounts payable and accrued liabilities increased by $2,852,000, including an increase of $1,695,000 for cellular products (PINs and cellular airtime), an increase in other accounts payable and accrued liabilities of $1,380,000, an increase in state and local taxes payable of $708,000, offset by a decrease of 931,000 for prepaid long distance products.

-- 26 --

•

accounts receivable decreased by $112,000, including a decrease of $1,319,000 for sales of point-of-sale dispensed products, mainly due to foreign exchange rate fluctuation offsetting the growth in sales of prepaid cellular, an increase of $1,736,000 for prepaid long distance products primarily due to an increase in promotional business in the U.S., a decrease in allowance for doubtful accounts of $66,000 and a decrease in other receivables of $463,000;

•

inventories increased by $1,997,000, primarily for prepaid cellular PINs products.  Inventories of prepaid cellular PINs at March 31, 2006 were $5,341,000; cellular PIN inventory is maintained at approximately thirteen days sales (thirteen days sales (gross proceeds of sales) for fiscal 2005) and the increase is the result of increased sales activity; inventories for fiscal 2006 turned around in 13 days (14 days for fiscal 2005) to provide for increased sales activity during the year;

•

depreciation, amortization and other operating expense net of equity income for the year was $1,343,000;

•

deferred income tax recovery was $230,000;

•

prepaid expenses and deposits increased by $34,000;

•

deferred revenue increased by $228,000, mainly due to an increase in non-activated PINs; and

•

net income for the year was $1,142,000.

Increases and decreases in accounts receivable, inventories, accounts payable and accrued liabilities are partly due to foreign exchange rate fluctuation.  However, the effect of foreign exchange rate fluctuation on each respective item has offset each other.

Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows.  Generally, accounts receivable for cellular product sales are collected within 12 days (15 days for fiscal 2005); as at April 30, 2006, all accounts receivable for cellular products outstanding at the end of the year had been collected.  Inventories for cellular products are maintained at levels to support thirteen days sales and are turned over two times a month (two times a month for fiscal 2005).  We actively manage working capital – inventory, accounts receivable and accounts payable – by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers; however, our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2007 will be sufficient to finance our capital investments.

As at May 31, 2006 cash and cash equivalents were $5,492,000 reflecting increases in Accounts Receivable and Inventories as well as increases in Accounts Payable and Accrued Liabilities and working capital surplus was $2,729,000.

We used $1,010,000 in investing activities for the year ended March 31, 2006, primarily for the purchase of terminals used to dispense point-of-sale prepaid cellular PINs in Canada.  We used $79,000 in financing activities for the year ended March 31, 2006, primarily for the repayment of capital lease obligations.

During fiscal 2006, the holder of our outstanding interest-free promissory note in the amount of $600,000 converted the note into 7,500,000 newly issued common shares.

The following table sets forth our best estimates for material long-term obligations as at March 31, 2006.  Capital lease commitments for computing equipment and software systems are $65,000.  Operating leases include commitments for office space, computers and office equipment. In January, 2004, we relocated our corporate offices in Richmond, British Columbia leasing 15,000 square feet for a ten year term.

The table excludes commitments such as open purchase orders under long term agreements with customers and suppliers.  We have no minimum purchase or supply arrangements in place.  We expect that these commitments will become due in fiscal 2007.  Our contractual obligations as of March 31, 2006 (including the new Richmond office space lease of approximately $163,000 a year) were:

-- 27 --

Contractual Obligations	Payments Due by Period

	Total	Less Than One Year	1-3 Years	4-5 Years	After 5 Years
Capital Lease Obligations	$64,849	$64,849	$-	$-	$-
Operating Leases	2,255,558	335,294	634,029	640,749	645,486
Total Contractual Obligations	$2,320,407	$400,143	$634,029	$640,749	$645,486

Future Capital Needs and Resources

We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations during fiscal 2007 as they become due.  During fiscal 2007, we plan capital expenditure in line with 2006.

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

Our cash flow from operations is impacted by our margin on sales.  Pricing competition from our suppliers of long-distance telephone service may reduce margins.  Our ability to negotiate supply contracts will impact our margin, net income and operating cash flow.

Additionally, our working capital and capital requirements will depend upon numerous factors, including the level of resources that we devote to the continued development of our network systems and the development of new products and new technology, and the overall structure of potential future strategic alliances and acquisitions of products or other businesses.

Depending on the overall structure of potential future product initiatives, strategic alliances and acquisitions, we may have additional capital requirements related to funding these potential future product initiatives, strategic alliances and acquisitions of products or other businesses.  Accordingly, we may seek funding from a combination of sources, including equity and debt financing.  No assurances can be given that additional funding will be available or, if available, at terms acceptable to us.  If adequate capital is not available, our business may be materially and adversely affected.

Please refer to the “Risk Factors” section of Part 1, Item 1 – “BUSINESS” of this Annual Report for additional information on Risk.

-- 28 --

Effect of Inflation

In our view, at no time during any of the last three fiscal years has inflation had a material impact on our sales, earnings or losses from operations, or net earnings.

Trend Information

The implementation and roll-out of point-of-sale technology in Canada is well established and we continue to increase market share for sale of prepaid products using our technologies.  During fiscal 2006, we have experienced increases in sales of prepaid cellular PINs and revenues from POSA transaction fees, primarily in Canada, and we currently expect further increases during fiscal 2007.  Revenues from our sales arrangements require active management of working capital and terms and conditions of future arrangements may impact the presentation of revenue and related working capital accounts.  We expect to deploy terminals in Canada during the current fiscal year at a pace similar to last year.

Revenues generated from the bulk sale of prepaid phone cards to retail establishments in Canada are expected to grow slowly and continued pricing pressure in the Canadian marketplace is expected to have an adverse effect on margins.

Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are static and may decline as usage of mobile phones increases.  Revenues generated from the promotional sale of prepaid long distance phone cards increased in fiscal 2006 but may decline in future years.  Cost of time, which is the major component of cost of revenue, is expected to decline somewhat as a result of renegotiating lower rates but continued pricing pressure in the marketplace will likely result in a decline in margins.

Product development costs are expected to continue at similar levels due to the continued development of our network systems, web sites, the development of new products and new customer relationships.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements for the fiscal year ended March 31, 2006 and notes thereto are listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.  Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with U.S. GAAP.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer.  Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective at March 31, 2006.  There have been no changes in our company’s internal controls over financial reporting  in connection with this evaluation that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

-- 29 --

We are continuing to evaluate our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and we expect to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

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

-- 30 --

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, controller and others performing similar functions.  We previously filed a copy of the Code of Ethics with the SEC as an exhibit to our annual report on Form 10-KSB for our fiscal year ended March 31, 2005.

The other information called for by Part III, Item 9, is included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.  The proxy statement will be filed within 120 days of March 31, 2006, our fiscal year end.

ITEM 10. EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information called for by Part III, Item 11, is included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.

Securities authorized for issuance under equity compensations plans

The following table gives information as of March 31, 2006, the end of our most recently completed fiscal year, about shares of common stock that may be issued upon the exercise of options under our 1998 Stock Option Plan and our 2000 Stock Option Plan, which are our only existing equity compensation plans.  See also “Note 4(c) to Consolidated Financial Statements of DataWave Systems Inc.” included in this Report.

We will not issue any further options under the 1998 Stock Option Plan.  As of March 31, 2006, stock options for 290,000 shares were outstanding under the 1998 Stock Option Plan, of which 250,000 were issued to directors and officers of our company.

We are authorized to issue options to acquire up to 5,266,720 common shares of our company under the 2000 Stock Option Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c )
Equity compensation plans approved by security holders	3,745,000	$0.14	1,811,720
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,745,000	$0.14	1,811,720

-- 31 --

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 12, is included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibit Number		Description
3.1	(1)	State of Delaware Certificate of Domestication of DataWave Systems Inc.
3.2	(1)	State of Delaware Certificate of Incorporation of DataWave Systems Inc.
3.3	(1)	Bylaws of DataWave Systems Inc.
10.1	(2)	1998 Stock Option Plan
10.2	(3)	2000 Stock Option Plan (as amended)
10.3	(4)	Form of Option Agreement
10.4	(4)	Form of Indemnity Agreement
10.5	(4)	Employment Agreement with Joshua Emanuel
10.6	(5)	Registration Rights Agreement with Sigma Opportunity Fund, LLC and Integrated Technology & Systems Ltd.
14.1	(4)	Code of Business Ethics
21.1	(5)	Subsidiaries of DataWave Systems Inc.
31.1	**	Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 of Josh Emanuel
31.2	**	Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 of John Gunn
32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of Josh Emanuel
32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of John Gunn

**Filed herewith

(1)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s 8K report filed on March 1, 2004.

(2)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 20F for the fiscal year ended March 31, 1998, filed on October 1, 1998.

(3)   Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Definitive Proxy Statement or Schedule 14A filed on July 11, 2005.

(4)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10KSB for the fiscal year ended March 31, 2005 filed on June 26, 2005.

(5)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form SB-2 filed on February 22, 2006.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Information called for by Part III, Item 14, is included in our proxy statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference.  The proxy statement will be filed with Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year.

-- 32 --

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataWave Systems Inc.

(Registrant)

By: /s/ John Gunn

John Gunn

General Manager, Chief Financial Officer

Date: June 27th, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Joshua Emanuel	Chief Executive Officer and Chairman	June 27th, 2006
Joshua Emanuel	(Principal Executive Officer)

/s/ John Gunn	General Manager and Chief Financial Officer	June 27th, 2006
John Gunn	(Principal Financial Officer and Principal Accounting Officer)

/s/ John X. Adiletta	Director	June 27th, 2006
John X. Adiletta

/s/ Vijay Fozdar	Director	June 27th, 2006
Vijay Fozdar

/s/ Thom Waye	Director	June 27th, 2006
Thom Waye

-- 33 --

DATAWAVE SYSTEMS INC.

Form 10-KSB Annual Report

Report of Independent Registered Chartered Accountants

To the Stockholders

DataWave Systems Inc.

We have audited the consolidated balance sheets of DataWave Systems Inc. and subsidiaries (“the Company”) as at March 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of DataWave Systems Inc. and subsidiaries as at March 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Vancouver, Canada

June 21, 2006

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As at March 31, 2006 and 2005
(Expressed in United States dollars, except share amounts)

	2006	2005
Assets
Current
Cash and cash equivalents	$6,967,032	$4,526,512
Restricted cash (Note 3 (c))	203,807	34,000
Accounts receivable and other (Note 3 (a) and 11)	7,472,542	7,366,712
Inventories (Note 3 (b))	6,308,442	4,155,614
Prepaid expenses and deposits	383,332	336,800
Deferred income taxes (Note 6)	229,938	-
Total current assets	21,565,093	16,419,638
Machinery and equipment, net (Note 3 (d))	2,278,016	2,453,571
Equity investment (Note 10)	194,850	39,387
Deferred development costs (Note 3 (e))	51,695	101,567
Other long term receivables (Note 7)	127,738	124,008
Goodwill (Note 3 (f))	1,881,910	1,857,985
Intangible assets, net (Note 3 (f))	828,764	1,079,843
Total assets	$26,928,066	$22,075,999
Liabilities
Current
Accounts payable and accrued liabilities (Notes 3 (g))	$17,890,603	$14,547,422
Deferred revenue	1,095,544	839,303
Current portion of capital lease obligations (Note 8)	63,884	78,344
Current portion of deferred inducement (Note 7)	31,902	31,002
Total current liabilities	19,081,933	15,496,071
Capital lease obligations (Note 8)	-	61,668
Deferred income taxes (Note 6)	320,780	309,509
Deferred inducement (Note 7)	365,911	342,184
Convertible promissory note (Note 3 (h))	-	600,000
Total liabilities	19,768,624	16,809,432
Commitments (Note 9)
Stockholders’ equity
Common shares
Authorized, 100,000,000 common shares, $0.001 par value
Issued, 54,326,834 and 46,826,834 shares issued and outstanding
at March 31, 2006 and March 31, 2005, respectively	54,327	46,827
Additional paid-in capital	18,512,908	17,920,408
Accumulated other comprehensive income	616,375	465,048
Accumulated deficit	(12,024,168)	(13,165,716)
Total stockholders’ equity	7,159,442	5,266,567
Total liabilities and stockholders’ equity	$26,928,066	$22,075,999

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31, 2006 and 2005
(Expressed in United States dollars, except share amounts)

	2006	2005

Revenues
Sales	$23,893,289	$16,783,031
Net agency sales (Note 5)	8,200,728	7,543,982
Total revenues	32,094,017	24,327,013

Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	20,653,512	15,543,066
General and administrative	4,706,619	3,278,871
Selling and marketing	2,068,272	1,905,988
Product development	1,712,788	1,312,263
Merger costs (Notes 4(b) and 11)	-	658,652
Depreciation and amortization	1,487,965	1,142,474
Total operating costs and expenses	30,629,156	23,841,314
Operating income	1,464,861	485,699
Other income	192,044	39,265
Foreign exchange gain	11,646	34,605
Income before income taxes	1,668,551	559,569
Income taxes (Note 6)	(682,466)	-
Equity income from investee (Note 10)	155,463	103,878
Net income	$1,141,548	663,447

Net income per share (Note 4(d))
- basic	$0.02	$0.02
- diluted	$0.02	$0.01

Weighted-average number of common shares (Note 4(d))
- basic	47,607,656	44,134,126
- diluted	56,164,713	47,494,126

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
As at March 31, 2006 and 2005
(Expressed in United States dollars, except share amounts)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance, April 1, 2004	43,889,334	$ 15,006,743	$ 2,725,492	$ 277,966	$ (13,829,163)	$ 4,181,038
Issuance of shares (Note 4(b))	2,937,500	235,000	-	-	-	235,000
Reclassification to additional paid-in capital on emigration		(15,194,916)	15,194,916	-	-	-
Net income		-	-	-	663,447	663,447
Foreign currency translation adjustment		-	-	187,082	-	187,082
Comprehensive income						850,529

Balance, March 31, 2005	46,826,834	$ 46,827	$ 17,920,408	$ 465,048	$ (13,165,716)	$ 5,266,567
Issuance of shares (Note 4(b))	7,500,000	7,500	592,500	-	-	600,000
Net income		-	-	-	1,141,548	1,141,548
Foreign currency translation adjustment		-	-	151,327	-	151,327
Comprehensive income						1,292,875

Balance, March 31, 2006	54,326,834	$ 54,327	$ 18,512,908	$ 616,375	$ (12,024,168)	$ 7,159,442

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31, 2006 and 2005
(Expressed in United States dollars, except share amounts)

	2006	2005
Operating activities
Net income	$1,141,548	$663,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,487,965	1,142,474
Equity (income) from investments	(155,463)	(103,878)
Deferred income taxes	(229,938)	-
Merger costs	-	235,000
Amortization of lease inducement	10,799	25,547
Net change in non-cash operating assets and liabilities
Accounts receivable and other	112,461	(3,787,862)
Inventories	(1,997,801)	(2,074,656)
Prepaid expenses and deposits	(34,037)	113,603
Other long term receivables	897	-
Accounts payable and accrued liabilities	2,851,971	7,981,805
Deferred revenue	228,222	817,858
Net cash provided by operating activities	3,416,624	5,013,338

Investing activities
Restricted cash	(169,807)	20,000
Deferred development costs	-	(94,786)
Purchase of machinery and equipment	(839,803)	(912,044)
Purchase of intangible	-	(265,000)
Net cash used in investing activities	(1,009,610)	(1,251,830)

Financing activity
Repayment of capital lease obligations	(79,470)	(87,402)
Net cash used in financing activity	(79,470)	(87,402)

Effect of exchange rate changes on cash and cash equivalents	112,976	-

Increase in cash and cash equivalents	2,440,520	3,674,106
Cash and cash equivalents, beginning of year	4,526,512	852,406
Cash and cash equivalents, end of year	$6,967,032	$4,526,512

Supplemental disclosure of cash flow information:
Interest paid	$9,572	$17,469
Income taxes paid	$90,424	$-

Supplemental disclosure of non-cash financing and investing items

Issue of promissory note on acquisition of intangible	$-	$600,000
Issue of 7,500,000 common shares upon conversion of promissory note	$600,000	$-

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

1.

DESCRIPTION OF BUSINESS

DataWave Systems Inc. (the “Company” or “DataWave”) is a developer and provider of prepaid and stored-value programs.  DataWave sells and distributes prepaid and stored value products using a proprietary system for activating products at the point-of-sale.  DataWave designs, develops, owns, manages and continually enhances an intelligent, automated, direct merchandising network. This network, which operates through various point-of-sale-activation devices or web-based applications, allows for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid cellular time.  DataWave’s systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.  In addition, DataWave sells prepaid calling cards and point-of-sale activated prepaid cellular personal identification numbers (“PINs”) on a wholesale basis to certain retail operators and other customers.

DataWave sells and distributes prepaid and stored value products through a network that includes, but is not limited to, point-of-sale-activation (“POSA”) terminals, free-standing “smart” machines (“DTMs”), and cash registers or the web-based applications of some major retail chains.  All of these devices are connected to our proprietary server and database software through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing one or multiple prepaid products and services.

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

(b)

Equity investment

In December 2002, DataWave entered into an agreement to invest in a new corporation called Nextwave Card Corp (“NCC”) that develops and provides prepaid stored value cash card programs.

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

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)

Foreign currency translation

DataWave’s functional currency is the U.S. dollar since it is the currency of the primary economic environment in which the company operates.  Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and income statement accounts are translated at average rates of exchange for the year.  In accordance with SFAS No. 52, Foreign Currency Translation, gains or losses resulting from translating foreign currency financial statements are reflected in accumulated other comprehensive income, a separate component of stockholders’ equity.  Gains or losses resulting from foreign currency transactions are included in net income.

Due to foreign exchange rate fluctuations between the U.S. and Canadian dollars in the period, translation of the Canadian operations resulted in an increase in other comprehensive income of $151,327 for the year ended March 31, 2006 (March 31, 2005 - $187,082).

(e)

Cash and cash equivalents

Cash and cash equivalents include cash deposited in DataWave’s vending equipment, cash on hand and highly liquid money market instruments with original terms to maturity of less than 90 days at the time of purchase.

(f)

Restricted cash

Restricted cash consists of cash pledges with banks as collateral for letters of credit issued.

(g)

Inventories

Inventories for prepaid long distance time and for prepaid cellular airtime are valued at the lower of weighted average cost or market value.

Inventories for cards, promotional and other supplies are valued at the lower of weighted average cost or market value.  Component parts and supplies used in the assembly of machines and related work-in-progress are included in machinery and equipment.  Slow moving and obsolete inventory is reviewed regularly and written down based on management’s forecast of use over the next twelve months.

(h)

Revenue recognition

Revenues are recognized when the following criteria are met:

•

pervasive evidence of an arrangement exists

•

delivery has occurred or services have been rendered

•

the price is fixed or determinable, and

•

collectibility is reasonably assured.

In addition, the Company applies the following specific revenue recognition policies:

The Company’s revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs.  Sales of prepaid calling cards and point of sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed or determinable and collection is reasonably assured, are recognized at the

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)

Revenue recognition (continued)

date of sale to the consumer on a net basis.  The resulting net revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time.

Sales of Company or custom branded cards where DataWave incurs inventory risk but does not provide the related telephone time are recognized on a gross basis on the date of sale to the consumer when title to the card transfers, collectibility of proceeds is reasonably assured, the full obligation to the phone service provider is fixed or determinable, and DataWave has no significant continuing obligations.

Sales from certain prepaid phone cards where our obligation to the phone service provider is not fixed or determinable at the date of delivery are deferred and recognized on a gross basis when phone service has been delivered to the consumer, and its cost determined, or as the card is used or expires.

Sales from Internet products, where DataWave is not the primary obligor of the Internet services or where DataWave does not incur significant inventory or return risk, are recognized at the date of sale on a net agency basis.  The resulting net revenue is calculated as the difference between the gross proceeds received and the cost of the related Internet services.

Fees and Service revenues include transaction, service and processing fees.  The nature of these fees is charges for processing transactions at the point of sale, including prepaid cellular, prepaid long distance and prepaid cash card.  Fees are included in contractual arrangements with our customers and are billed weekly to customers.

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

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)

Advertising costs and sales incentives

The Company’s sales and other incentives are recognized as a reduction of revenue, unless an identifiable benefit is received in exchange.  For the year ended March 31, 2006, sales and other incentives included as a reduction of revenue totalled $177,551 (2005 - $138,632).

Certain advertising and promotional incentives in which the Company exercises joint-control over the expenditure, receives an incremental benefit and can ascertain the fair value of advertising and promotion incurred are included in cost of revenues.

The majority of the Company’s advertising expense relates to its consumer long distance business.  Most of the advertisements are in print media, with expenses recorded as they are incurred.  For the years ended March 31, 2006 and 2005, advertising expense totalled $77,981 and $103,622 respectively, included within selling and marketing costs.

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

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)

Financial instruments

(i)

Fair value

DataWave estimates that the carrying values of its cash and cash equivalents, accounts receivable, restricted cash, other long term receivables, accounts payable and accrued liabilities and capital lease obligations approximate fair value at March 31, 2006 and 2005.

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

At March 31, 2006, the top ten customers accounted for 77% of accounts receivable (2005 - 66%).  The Company is also exposed to certain concentration of revenues and economic dependence (Note 5 (c)).

Accounts receivable also includes amounts due from contractors who collect cash from and service the Company’s DTM and other vending machines.  Certain of these contractors are not bonded resulting in credit risk to the Company.

Write-offs of accounts receivable balances were not significant in each of the years ended March 31, 2006 and March 31, 2005.

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

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)

Earnings per share (continued)

accordance with the treasury stock method and "if converted" method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options, warrants and convertible debt.

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

In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate.  In management’s opinion, the models used reflect management’s best estimate of the fair value of its stock-based awards to employees.

The fair value of the Company’s stock-based awards to employees issued during 2006 and 2005 was estimated assuming no expected dividends and using the following weighted-average assumptions:

	2006	2005

Expected life (years)	3.35	5.0
Expected volatility	136%	179%
Risk-free interest rate	4.25%	3.9%

The weighted-average estimated fair values of employee stock options granted during fiscal years 2006 and 2005 were $nil and $0.09 per share, respectively.

If the computed fair values of 2006 and 2005 awards had been amortized to expense over the vesting period of the awards as prescribed by SFAS 123, net income and net income per share would have been:

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r)

Stock-based compensation (continued)

	2006	2005

Net income – as reported	$1,141,548	$663,447
Add: Stock-based employee compensation expense (recovery) included in reported net income	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(57,425)	(238,801)
Pro-forma net income	$1,084,123	$424,646

Net income per share – as reported
Basic	$0.02	$0.02
Diluted	$0.02	$0.01

Net income per share – pro-forma
Basic and diluted	$0.02	$0.01

(s)

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”) – Share Based Payment.  The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award.  The fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.  Pursuant to the SEC’s Final Rule Release dated April 21, 2005, the statement is effective for small business issuers, as of the beginning with the first interim or annual reporting period of the registrants’ first fiscal year that begins on or after December 15, 2005.  The Company will adopt the provisions of SFAS 123R on a modified prospective basis in the first quarter of fiscal 2007.  Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to April 1, 2006, will be expensed over the stock option vesting period based on the fair value at the date the options are granted.  Had the Company adopted SFAS 123R in prior periods, the magnitude of the impact on the results of operations would have approximated the impact shown in the disclosure of pro forma net income and pro forma net income per share in Note 2(r).

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6).  EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception.  The consensus is effective and to be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

(s)

Recently issued accounting pronouncements (continued)

The adoption of EIFT 05-6 did not have a material impact on the Company’s operating results or financial positions.

In September 2005, the EITF reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13).  The EITF concluded that entities that enter into inventory purchase and sales transactions with the same counterparty, in contemplation of one another, should combine the transactions and treat them as non-monetary exchanges involving inventory.  The consensus is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring, in interim or annual reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not have any impact on the Company’s operating results or financial positions.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instrument (SFAS 155), an amendment of SFAS 140 and SFAS 133.  SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS 133.  The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible.  This Statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  The Company expects that the adoption of SFAS 155 will have no impact on its operating results or financial position.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140 (SFAS 156).  This Statement provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment.  SFAS 156 is effective after the beginning of the Company’s fiscal year that begins after September 15, 2006.  The Company expects that the adoption of SFAS 156 will have no impact on its operating results or financial position.

3.

BALANCE SHEET DETAILS

(a)

Accounts receivable and other

	2006	2005

Trade accounts receivable – POSA	$6,032,997	$4,499,592
Trade accounts receivable – prepaid long distance	1,299,464	2,638,597
Less allowance for doubtful accounts	(32,486)	(96,360)
Other receivables	172,567	324,883
	$7,472,542	$7,366,712

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

3.

BALANCE SHEET DETAILS (Continued)

 (b)

Inventories

	2006	2005

PINs and cellular time	$5,340,942	$3,274,233
Cards and prepaid long distance phone time	677,294	646,139
Part and supplies	290,206	235,242
	$6,308,442	$4,155,614

 (c)

Restricted cash

As at March 31, 2006 restricted cash consists of three cash deposits pledged with banks for letters of credit issued in the amount of $168,000, $16,000 and $18,594, excluding interest.  The deposits mature June 30, 2006, December 13, 2006 and March 17, 2007, respectively, and bear interest at 3.68%, 3.5% and 4.8% per annum respectively.

As at March 31, 2005 restricted cash consisted of two cash deposits pledged with banks for letters of credit issued in the amount of $16,000 and $18,000.  The deposits matured October 18, 2005 and February 28, 2006, respectively.

(d)

Machinery and equipment

Machinery and equipment consists of the following:

	2006
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment and software	$2,372,897	$1,465,180	$907,717
Office equipment	179,632	90,049	89,583
Other machinery and equipment	4,440	2,714	1,726
Parts, supplies, and components	374,956	-	374,956
Vending machines in assembly	4,960	-	4,960
Vending equipment	3,476,125	3,408,994	67,131
POSA equipment	2,439,083	1,897,002	542,081
Leasehold improvements	380,866	91,004	289,862
	$9,232,959	$6,954,943	$2,278,016

	2005
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment and software	$1,921,569	$1,102,811	$818,758
Office equipment	162,449	68,611	93,838
Other machinery and equipment	29,120	23,827	5,293
Parts, supplies, and components	331,690	-	331,690
Vending machines in assembly	10,873	-	10,873
Vending equipment	3,454,320	3,336,090	118,230
POSA equipment	1,969,809	1,207,702	762,107
Leasehold improvements	362,318	49,536	312,782
	$8,242,148	$5,788,577	$2,453,571

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

3.

BALANCE SHEET DETAILS (Continued)

(d)

Machinery and equipment (continued)

Vending machines in assembly includes vending machines being built as new vending machines, machines being refurbished. Part, supplies, and components include parts and supplies used in new and refurbished machines and as replacement parts for installed vending machines.

For the year ended March 31, 2006, the Company capitalized $nil of internal use software costs as computer software (2005 - $20,773).

Machinery and equipment at March 31, 2006, includes computing equipment and software with a net book value of $179,910 (2005 - $247,974) that was acquired under capital lease (Note 8).

 (e)

Deferred development costs

During the year ended March 31, 2005 the Company finalized development projects to sell suppliers’ products through point-of-sale activation terminals in the Canadian marketplace and to allow distributors to sell the Company’s products through its own terminals.  Development costs incurred after agreements were signed to complete the projects have been deferred and will be amortized over the life of the agreements.  Net deferred development costs at March 31, 2006 were $51,695 (2005 - $101,567).

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

	2006	2005

Goodwill	$1,881,910	$1,857,985

Intangible assets
Customer lists	$738,109	$712,175
International license	$865,000	$865,000
Less accumulated amortization
Customer lists	572,512	497,332
International license	201,833	-
Net intangible assets	$828,764	$1,079,843

Goodwill and intangible assets, net	$2,710,674	$2,937,828

Amortization for the next five years in total is $828,764.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

3.

BALANCE SHEET DETAILS (Continued)

(g)

Accounts payable and accrued liabilities

	2006	2005
Trade accounts payable – PINs and cellular time	$10,649,953	$8,663,602
Trade accounts payable – prepaid long distance	2,118,216	3,209,064
Trade accounts payable – other	606,587	500,659
Accrued compensation and benefits	388,044	56,620
Co-op and rebate accruals	802,702	312,993
Long-distance time accruals	512,521	599,098
Other accrued liabilities	1,866,412	1,089,165
State, local, GST (net) and other taxes payable	946,168	116,221
	$17,890,603	$14,547,422

On value-added tax filings in Canada, input tax credits earned are claimed against GST collected.

(h)

Convertible promissory note

In January 2005, DataWave entered into an agreement with Integrated Data Corp. (“IDC”) to buy back an exclusive international license for $865,000.

The purchase price of $865,000 consisted of $265,000 cash and $600,000 in the form of a two-year convertible, interest free promissory note payable to IDC.  On February 22, 2006, IDC exercised its right under the note payable and converted the $600,000 note to a total of 7,500,000 newly issued DataWave common shares at $0.08 per share.

4.

COMMON SHARES

 (a)

Authorized

100,000,000 common shares with par value $0.001.

(b)

Issuance

During the year ended March 31, 2006, the Company issued 7,500,000 common shares with par value of $0.001 to Integrated Data Corp. (“IDC”) upon conversion of an interest free promissory note in the amount of $600,000.  (Note 3(h))

During the year ended March 31, 2005 the Company issued 2,937,500 common shares with par value $0.001.  Under the “Merger Break-Up and Mutual Release Agreement” with Integrated Data Corp. (“IDC”), the Company agreed to pay IDC $470,000 as compensation for IDC’s costs relating to the merger negotiations; this was recorded under Merger costs included in the Company’s operating costs for the year ended March 31, 2005.  The Company paid $235,000 in cash and issued 2,937,500 common shares to IDC, recorded at a fair value of $0.08 per share.

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

Years ended March 31, 2006 and 2005

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

The Company will not issue any further options under the 1998 stock Option Plan.  As of March 31, 2006, stock options in respect of 290,000 shares were outstanding, of which 250,000 were issued to directors and officers of the Company.

The Company is authorized to issue options to acquire up to 5,266,720 common shares of our company under the 2000 Stock Option Plan.  The Compensation Committee of the Board of Directors resolved on August 9, 2005 to grant options in respect of 705,000 common share to the directors and certain officers and employees of the Company. As of March 31, 2006, there are 1,811,720 common shares available for future grant under the 2000 Plan.

	Number of shares	Weighted Average Exercise Price

Balance outstanding, April 1, 2004	4,448,902	$0.22
Options granted	2,750,000	0.10
Options cancelled /Expired	(3,876,402)	0.25
Balance outstanding, March 31, 2005	3,322,500	$0.12
Options granted	705,000	0.23
Options cancelled /Expired	(282,500)	0.19
Balance outstanding, March 31, 2006	3,745,000	$0.14

As at March 31, 2006, the following options to acquire common stock were outstanding:

Exercise Price Range	Number of Options	Weighted Average Remaining Contractual Life	Number of Exercisable Options	Expiry Dates

$0.10 – 0.15	2,850,000	3.8	2,716,667	July 31, 2007 – January 31, 2010
$0.21 – 0.23	895,000	3.7	290,000	July 31, 2007 - August 9, 2010
	3,745,000		3,006,667

The Compensation Committee of the Board of Directors resolved on April 12, 2006 to grant options in respect of 1,500,000 common share to officers of the Company.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

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

	2006	2005
Numerator:
Net Income	$1,141,548	$663,447

Denominator:
Weighted average common shares outstanding	47,607,656	44,134,126
Effect of dilutive securities
Stock Options	1,837,879	1,485,000
Convertible promissory note	6,719,178	1,875,000
Diluted weighted average common shares outstanding	56,164,713	47,494,126

Basic net income per share	$0.02	$0.02
Diluted net income per share	$0.02	$0.01

705,000 (2005 – nil) options were excluded from the earning per share computation as they were antidilutive.

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

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

5.

BUSINESS SEGMENT INFORMATION (Continued)

(a)

Segmented information (continued)

DataWave has total revenues of sales, net agency sales, and costs of revenues (exclusive of depreciation and amortization) analyzed by product, as follows:

	Prepaid Long Distance	Prepaid Cellular	Prepaid Internet Products	Fees and Service	Other	Total
Year ended March 31, 2006
Canada	$ 14,839,917	$ -	$ 33,952	$ 2,597,399	$ 51,981	$ 17,523,249
U.S.	5,822,804	-	-	326,823	191,393	6,341,020
Mexico	-	-	-	-	29,020	29,020
Sales	20,662,721	-	33,952	2,924,222	272,394	23,893,289
Canada	-	151,337,725	216,063	-	-	151,553,788
U.S.	7,928,125	4,156,408	-	-	-	12,084,533
Mexico	-	-	-	-	-	-
Gross proceeds received on agency sales	7,928,125	155,494,133	216,063	-	-	163,638,321
Less payments to suppliers	(3,465,935)	(151,769,720)	(201,938)	-	-	(155,437,593)
Net agency sales	4,462,190	3,724,413	14,125	-	-	8,200,728
Canada	14,839,917	3,591,637	48,077	2,597,399	51,981	21,129,011
U.S.	10,284,994	132,776	-	326,823	191,393	10,935,986
Mexico	-	-	-	-	29,020	29,020
Total revenue	25,124,911	3,724,413	48,077	2,924,222	272,394	32,094,017
Cost of revenues	20,220,336	-	30,147	401,458	1,571	20,653,512
Margin	$ 4,904,575	$ 3,724,413	$ 17,930	$ 2,522,764	$ 270,823	$ 11,440,505

Year ended March 31, 2005
Canada	$ 10,289,118	$ -	$ 4,229	$ 2,106,435	$ -	$ 12,399,782
U.S.	4,095,141	-	-	99,826	133,719	4,328,686
Mexico	-	-	-	-	54,563	54,563
Sales	14,384,259	-	4,229	2,206,261	188,282	16,783,031
Canada	-	92,862,525	322,333	-	-	93,184,858
U.S.	7,797,714	-	-	-	-	7,797,714
Mexico	-	-	-	-	-	-
Gross proceeds received on agency sales	7,797,714	92,862,525	322,333	-	-	100,982,572
Less payments to suppliers	(2,187,597)	(90,943,578)	(307,415)	-	-	(93,438,590)
Net agency sales	5,610,117	1,918,947	14,918	-	-	7,543,982
Canada	10,289,118	1,918,947	19,147	2,106,435	-	14,333,647
U.S.	9,705,258	-	-	99,826	133,719	9,938,803
Mexico	-	-	-	-	54,563	54,563
Total revenue	19,994,376	1,918,947	19,147	2,206,261	188,282	24,327,013
Cost of revenues	15,188,903	-	3,486	350,677	-	15,543,066
Margin	$ 4,805,473	$ 1,918,947	$ 15,661	$ 1,855,584	$ 188,282	$ 8,783,947

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

5.

BUSINESS SEGMENT INFORMATION (Continued)

(b)

Geographic information

DataWave has long-lived assets and has earned revenue from sales to customers in the following geographic locations:

	For the year ended and as at March 31
	Revenue		Long –Lived Assets
	2006	2005	2006	2005

Canada	$21,129,011	$14,333,647	$3,993,055	$4,090,704
United States	10,935,986	9,938,803	166,871	220,852
Mexico	29,020	54,563	-	-
	$32,094,017	$24,327,013	$4,159,926	$4,311,556

Long lived assets consist of machinery and equipment, and goodwill.

(c)

Concentration of revenues and economic dependence

The Company is dependent on a number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the year ended March 31, 2006, the top ten customers accounted for 63% of revenues (sales and net agency sales) (2005 - 51%).  One customer accounted for 18% of revenues in fiscal 2006 (2005 - 19%).  The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

(d)

Concentration of suppliers and economic dependence

The Company is dependent on a number of suppliers for prepaid long distance and cellular time and future results depend significantly on these strategic relationships.

For the year ended March 31, 2006, the Company’s four main suppliers, in descending order, accounted for 31%, 17%, 16% and 15% of cost of revenues respectively (2005 – 32%, 19%, 18% and 13%).  The Company actively seeks to expand its supplier base to mitigate this risk.

6.

INCOME TAXES

US and Canadian components of net income before income taxes were:

	March 31, 2006	March 31, 2005

U.S.	$(7,320)	$755,240
Canadian	1,675,871	(195,671)
	$1,668,551	$559,569

The following table reconciles the reported amount of income tax expense for the year to the amount of income tax expense that would result from applying the U.S. federal income tax rate of 34% (2005 - 39.94%).

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

6.

INCOME TAXES (Continued)

	March 31, 2006	March 31, 2005

Income taxes based on above	$567,307	$223,492
Increase (reduction) in current income taxes resulting from:
Effect of foreign tax rates different from statutory rate	47,220	10,364
Tax benefit not recognized on current year losses	-	333,773
Benefit on application of loss carry forwards	-	(611,228)
Deferred revenue	230,812	47,416
State tax	77,254	-
Other	(10,189)	(3,817)
Current income taxes	912,404	-
Increase in deferred income tax recovery resulting from:
Reserve on deferred revenue	(229,938)	-
Income tax expense	$682,466	$-

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2006 and 2005, in the Company’s two tax jurisdictions are presented below:

	March 31, 2006	March 31, 2005
U.S.

Deferred tax assets:
Operating losses carried forward	219,000	280,387
AMT credit carried forward	64,989	-
Machinery and equipment	3,886	74,057
Intangible assets	55,688	-
Other	97,704	-
	441,267	354,444
Valuation allowance	(441,267)	(354,444)
Net deferred tax assets	$-	$-

Deferred tax liabilities:	$-	$-

	March 31, 2006	March 31, 2005
Canada

Deferred tax assets:
Deferred revenue	229,938	56,258
Machinery and equipment	150,848	188,416
Intangible assets	482,620	34,413
	863,406	279,087
Valuation allowance	(633,468)	(279,087)
Net deferred tax assets	$229,938	$-

Deferred tax liabilities:	$320,780	$309,509

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

6.

INCOME TAXES (Continued)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As at March 31, 2006, the Company does not believe it meets the criteria to recognize the deferred tax asset in the U.S., and has accordingly provided a full valuation allowance.  The Company recognized a deferred tax asset in Canada for the excess of the financial reporting amount over the tax basis of deferred revenue as it is apparent that the temporary difference will reverse in the foreseeable future.

As at March 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of $566,956 in the U.S., which are available, subject to restriction, to offset future federal taxable income, if any.

The U.S. net operating loss carryforwards expire as follows:

2019	$231,611
2022	158,496
2024	176,849
$566,956

7.

DEFERRED INDUCEMENT

In January 2004, DataWave entered into a ten year lease for office space in Richmond, British Columbia, which is being amortized over the ten year term of the lease.  The agreement included cash inducements for leasehold improvements of $319,017, of which $127,738 (2005 - $124,008) is recorded as a long term receivable.  Also included were inducements for free rent.  At March 31, 2006, the deferred rent inducement was $397,813 (2005 - $373,186) less the current portion of $31,902 (2005 - $31,002).

8.

CAPITAL LEASE OBLIGATION

The future minimum lease payments for each fiscal year under the capital lease for equipment expiring in fiscal year 2007, together with the balance of the obligation under capital lease are as follows:

2007	$64,849
Total minimum lease payments	64,849
Less: amount representing interest at 8.5%	965
63,884
Less: current portion	63,884
Balance of obligation	$-

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2006 and 2005

(Expressed in United States Dollars)

9.

COMMITMENTS

DataWave has the following future minimum payments with respect to operating leases for office space, computer and office equipment:

2007	$335,294
2008	316,000
2009	318,029
2010	339,319
2011	301,430
Thereafter	645,486
$2,255,558

Rent expense, net of inducement, for the period ended March 31, 2006, was $525,923 (2005 - $355,174).

10.

EQUITY INVESTMENT

During 2002, the Company formed NextWave Card Corp (“NCC”) with a Canadian privately owned company to market and distribute stored value cards.  The Company does not control NCC and records its proportionate share (50%) of NCC’s operating results using the equity method.  For the year ended March 31, 2006, DataWave recorded equity investment income of $155,463 (2005 - $103,878).

At March 31, 2006, DataWave’s cumulative share of equity investment income was $194,850 (March 31, 2005 - $39,387).  NCC was financed with CAD$100 in initial equity contributions from the two stockholders and a continuing subordinated debt from the privately owned company.  NCC purchases various support services it requires from the two stockholders.

The Company’s maximum exposure to loss at March 31, 2006, as a result of its involvement in NCC, was less than $194,850, being the carrying value of the investment.

The Company’s equity ownership is considered a variable interest in NCC under FIN46R, Consolidation of Variable Interest Entities.  However, the Company is not the primary beneficiary and therefore has not consolidated NCC.

11.

RELATED PARTY TRANSACTIONS

During the year ended March 31, 2006 the Company charged NCC expenses of $183,375 (2004 - $81,000), which comprised sales and marketing costs incurred on behalf of NCC.  The Company also charged NCC processing revenues of $51,983 (2005 - $22,681).  As at March 31, 2006 $54,873 was due from NCC (2005 - $48,859).

 EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Josh Emanuel, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of DataWave Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 (b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the fiscal year ended March 31, 2006 covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: June 27th, 2006

By: /s/ Josh Emanuel

Josh Emanuel

Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Gunn, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of DataWave Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 (b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the fiscal year ended March 31, 2006 covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: June 27th, 2006

By: /s/ John Gunn

John Gunn

General Manager and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Josh Emanuel, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1)

The Annual Report on Form 10-KSB of DataWave Systems Inc. for the year ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DataWave Systems Inc.

By: /s/ Josh Emanuel

Josh Emanuel

Chairman, Chief Executive Officer

Dated: June 27th, 2006

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to DataWave Systems Inc. and will be retained by DataWave Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John Gunn, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1)

The Annual Report on Form 10-KSB of DataWave Systems Inc. for the year ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DataWave Systems Inc.

By: /s/ John Gunn

John Gunn

General Manager, Chief Financial Officer

Dated: June 27th, 2006

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to DataWave Systems Inc. and will be retained by DataWave Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.