Form 10KSB/A
period 2006-03-31
DATAWAVE SYSTEMS INC
filed 2006-07-31
CIK 1000157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Amendment No. 1

FORM 10-KSB/A

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]   No  ☒

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [ X ]

{00445059.DOC;1}

EXPLANATORY NOTE

This Amendment No. 1 is being filed for the sole purpose of filing the information required by Part III of Form 10-KSB within 120 days of the fiscal year end, pursuant to General Instruction E.3.

Except as for the inclusion of the Part III information, we have made no changes to the previously filed annual report on Form 10-KSB for the fiscal year ended March 31, 2006, which we filed with the Securities and Exchange Commission on June 27, 2006 (the “Original Report”).  The disclosures in this Form 10-KSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

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

{00445059.DOC;1}

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officers and directors as of July 29, 2006.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Joshua Emanuel	Chief Executive Officer, Director (1)	56	Chairman of the Board of Directors - July 2002 Director – July 1999
John Gunn	General Manager Chief Financial Officer,	63	July 1999 March 2003
David Knox	Chief Operating Officer Vice President, Chief Technology Officer	44	April 2004 April 2000
Larry Wetzel	Vice President , Sales US	58	April 2004
David Linton	Vice President, Sales and Marketing Canada	49	February 2003
William Turner	Vice President, Business Development	45	July 1999
Ardeshir Darabi	General Counsel Secretary	39	February 2005
John X. Adiletta	Director (1)(2)(3)	57	December 2003
Vijay Fozdar	Director (1)(2)(3)	56	September 2003
Thom Waye	Director	40	January 2006

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Corporate Governance Committee

All our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Our officers serve at the discretion of the board of directors.  There are no arrangements or understandings among any of our directors or officers.  There are no family relations among any of our directors or officers.

{00445059.DOC;1}

Three of the four directors on our Board of Directors are “independent” within the meaning of the listing standards of The Nasdaq Stock Market.

Biographical information for each of our directors and executive officers is as follows:

JOSHUA EMANUEL  - Chairman, Chief Executive Officer and Director.

Mr. Emanuel is responsible for the day to day operations of our company.  Business Executive; Chairman since July 2002, President and CEO of our company from 1999 to present; VP of Sales and Marketing of the Company’s U.S. subsidiary from 1997 to 1999; VP of Sales and Marketing of Freemont Quality Products from 1994 to 1997; President of Interurbain Communications from 1995 to 1997; President of Colorama Photo Inc. from 1983 to 1997.  Mr. Emanuel holds a Bachelor of Engineering degree in mechanical engineering.

LARRY WETZEL - Vice President of Sales - US

Mr. Wetzel is responsible for our U.S. sales efforts, management of the U.S. sales force, and management of the AT&T relationship. Mr. Wetzel joined us in April 2004; prior to that he held senior sales positions with AT&T.

JOHN GUNN – Chief Financial Officer and General Manager

Mr. Gunn is responsible for the financial management and supervision of the affairs and business of our company. As well, he is responsible for the North American operations of our company.  He has been with us since 1997.

DAVID KNOX - Chief Operating Officer, Vice President and Chief Technology Officer

Mr. Knox is responsible for Canadian and US sales, research and development efforts and management of our technology infrastructure and has been with us since April 2002.  Prior to that, he was Vice President of Operations of Automated Technology Machines Incorporated from 1995 to 2000.

DAVID LINTON - Vice President of Sales and Marketing - Canada

Mr. Linton is responsible for our Canadian business sales and marketing.  He was Business Development Manager of DataWave Prepaid Card Company and predecessor phone card companies from 1997 to present.

BILL TURNER - Vice President of Business Development

Mr. Turner is responsible for our overall business development and marketing; he has been with us since 1993.

ARDESHIR DARABI - General Counsel and Secretary

Mr. Darabi is a corporate and intellectual property lawyer.  Prior to joining DataWave he was in private practice for seven years.  Mr. Darabi holds an LL.B. from the University of British Columbia and an LL.M. from Osgoode Hall – York University and has been a member of the British Columbia Bar since 1998.  He is also a trademark agent.  Prior to attending law school he obtained a B.A.Sc. in electrical engineering and practiced as an engineer for over four years.

JOHN X. ADILETTA - Director

Mr. Adiletta is principal of PCS Management Group, based in Bernardsville, New Jersey and the Chief Executive Officer and a director of Somerset International Group, Inc., a public holding company, located in Bedminster, New

{00445059.DOC;1}

Jersey.  As an experienced executive in the telecommunications industry, Mr. Adiletta brings expertise in managing high growth and capital intensive operations to our board of directors.  Mr. Adiletta was the CEO of Teleservices Group, Inc., a private company that sought bankruptcy protection in 2002.  Mr. Adiletta holds a B.A. degree from Clark University.

VIJAY FOZDAR - Director

Mr. Fozdar is Chief Executive Officer and a Director of AsiaDemand, Inc., a China-based distribution and technology transfer firm.  He is Vice Chairman of OilChina, a subsidiary of China National Petroleum Corporation and Vice-Chairman of Sino-ChangChing, both AsiaDemand joint ventures.  Mr. Fozdar is also Senior Managing Director of Bristol WorldSource, Inc., a mergers and acquisitions advisory firm.  Mr. Fozdar holds a Bachelor of Science degree in Finance and Applied Economics from the University of California at Berkley.

THOM WAYE - Director

Mr. Waye founded the Sigma Opportunity Fund in 2004 and has 20 years of financial and operational experience within the information technology, telecommunications and healthcare sectors. Prior to forming Sigma, Mr. Waye was a Partner and Managing Director at ComVest Venture Partners, L.P. In that capacity, Mr. Waye was primarily responsible for originating and structuring the fund’s operating company investments. Before joining ComVest, Mr. Waye was with AIG Global Investment Corporation, with responsibilities for fundraising and fund development. In addition, Mr. Waye previously led Motorola’s and Unisys’ New York based non-banking, financial services sales and marketing efforts. He holds an MBA in Accounting and Finance from the University of Chicago Graduate School of Business and a B.Sc. in Management Information Systems and Marketing from Syracuse University.

Audit Committee

Our board of directors has a separately-designated standing Audit Committee.  In the year ended March 31, 2006, there were four meetings held by the Audit Committee. The Audit Committee was formed in May 2000.  The Audit Committee currently consists of Messrs. Fozdar and Adiletta.  Mr. Fozdar is the Chair of the Audit Committee and is a non-employee director of our company.  Each member of the Audit Committee is financially literate, and the Board has determined that Mr. Fozdar is an “audit committee financial expert.”  Mr. Adiletta is also a non-employee director of our company.  All of the members of the Audit Committee are independent as defined by Rule 4200(a) (14) of the NASD Rules.

The Audit Committee assists the Board in fulfilling its responsibilities to provide oversight with respect to our financial statements and reports, our independent auditors, the system of internal controls and the audit process.  This committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of accounting, financial, and operating controls; and to report to the Board, when so requested, on any accounting or financial matters.  The committee annually reviews the qualifications and objectivity of our independent auditors, is responsible for selecting, retaining or replacing our independent auditors, reviews the scope, fees and result of their audit, reviews and approves any non-audit services and related fees, is informed of their significant audit findings and management’s responses thereto, and annually reviews the status of significant current and potential legal matters.

The Board adopted a charter for the Audit Committee in September 2000 which has been amended from time to time.  A copy of our audit Committee Charter was attached as Appendix A to the end of our Definitive Proxy Statement filed on July 11, 2005.

{00445059.DOC;1}

Nomination Process

There has been no change to the procedures by which stockholders may recommend nominees to our board of directors since the time of filing of our last Definitive Proxy Statement, filed on July 11, 2005.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Integrated Data Corp.	0	1(1)	1(1)
Integrated Technologies & Systems Ltd.	0	1(2)	2(2)
David Linton	1(3)	1(3)	Nil

(1)

The named 10% stockholder failed to file a Form 4 regarding the disposition of a convertible promissory note issued by the Company.

(2)

The named 10% stockholder failed to file a Form 3 regarding the acquisitions of a convertible promissory note issued by the Company and a Form 4 to report the subsequent disposition of the convertible promissory note.

(3)

The named officer filed a late Form 4 regarding the grant of stock options to him.

Code of Ethics

We have a Code of Ethics that applies to our principal executive officer, principal financial officer, controller and others performing similar functions. We previously filed a copy of the Code of Ethics with the SEC as an exhibit to our annual report on Form 10-KSB for our fiscal year ended March 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table shows for each of the three fiscal years ended March 31, 2006, 2005 and 2004, respectively, certain compensation awarded or paid to, or earned by, the following persons (collectively, the “Named Executive Officers”):

•

Joshua Emanuel, our President and Chief Executive Officer;

•

David Knox, our Chief Operating Officer and Chief Technology Officer;

•

John Gunn, our General Manager and Chief Financial Officer,

•

David Linton, our Vice President of Sales and Marketing- Canada;

•

William Turner, our Vice President of Business Development

{00445059.DOC;1}

		Annual Compensation		Long Term Compensation Awards
Name and Position of Principal	Fiscal Year Ending	Salary (U.S. $)	Bonus	Securities Under Options Granted
Joshua Emanuel President and CEO	2006 2005 2004	$248,000 236,667 222,000	$144,000 Nil Nil	Nil 1,450,000 Nil
David Knox Vice President, Chief Operating Officer	2006 2005 2004	200,520 186,347 165,333	48,880 Nil Nil	Nil 400,000 Nil
John Gunn General Manager, CFO	2006 2005 2004	135,345 122,884 111,376	33,674 Nil Nil	Nil 300,000 Nil
David Linton Vice President of Sales and marketing	2006 2005 2004	110,631 99,246 90,380	36,541 20,557 14,852	150,000 Nil Nil
William Turner Vice President of Market Development	2006 2005 2004	111,996 100,370 81,326	27,245 Nil Nil	Nil 200,000 Nil

Options Grants in the Last Fiscal Year

During the 2006 fiscal year, the following stock options were granted to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year 2006	Exercise Price ($/Share) (1)	Expiration Date
Joshua Emanuel	Nil	N/A	N/A	N/A
David Knox	Nil--	N/A	N/A	N/A
John Gunn	Nil	N/A	N/A	N/A
David Linton	150,000	24.8%	$0.23	August 9, 2010
William Turner	Nil	N/A	N/A	N/A

(1)

These options will vest in three equal annual installments, and are exercisable at prices equal to or higher than the fair market value of the common shares on the respective dates of grant.

Aggregated Option Exercises and Fiscal Year End Option Values

The following table presents information about options held by the Named Executive Officers and the value of those options as of March 31, 2006.  None of the Named Executive Officers exercised any options in fiscal 2006.

{00445059.DOC;1}

Name	Number of Securities Underlying Unexercised Options at fiscal year end (#) Exercisable /Unexercisable		Value of Unexercised In-the -Money Options at fiscal year end ($) Exercisable / Unexercisable(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Joshua Emanuel	1,450,000	Nil	$295,750	Nil
David Knox	500,000	Nil	100,000	Nil
John Gunn	300,000	Nil	63,000	Nil
David Linton	Nil	150,000	Nil	$8,000
William Turner	200,000	Nil	21,000	Nil

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of March 31, 2006 ($0.31 per share on the OTC Bulletin Board) and the exercise price of the individual's options.

Termination of Employment, Change-in-Control Arrangements in Employment Contracts

An employment contract was entered into between the Company and Joshua Emanuel during fiscal 2005.  No other employment contracts exist between us and any of the other Named Executive Officers.

The employment agreement with Mr. Emanuel provides that Mr. Emanuel will have the option to terminate his employment with the company at anytime within one year after (i) a significant change in his duties and responsibilities; or (ii) a change in control of the company. In the event of such termination, Mr. Emanuel will be entitled to receive from the company as severance pay 150% of his annual salary rate prior to termination plus 150% of any bonus that he received in the previous year.  The company will also have provide to him for a 12 month period after such termination life, disability and accident and group health insurance benefits substantially similar to those he was receiving prior to such termination.

There are no compensatory plans or arrangements with respect to the Named Executive Officers resulting from the resignation, retirement or other termination of employment or from a change of control.

Compensation of Directors

We currently compensate our independent directors with annual cash compensation of $25,000.  Non-employee directors are also annually granted 50,000 stock options.  Members of the Audit Committee are annually granted additional 50,000 stock options.  Employee directors are granted incentive stock options based on annual performance reviews.  All stock option grants during fiscal 2006 were made pursuant to our 2000 Stock Option Plan.

We have no other standard arrangement pursuant to which directors are compensated by us for their services in their capacity as directors except for the granting from time to time of stock options.

During the most recently completed fiscal year, we granted 50,000 stock options to our independent directors.

{00445059.DOC;1}

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

We have set forth in the following table as of July 26, 2006 certain information regarding our common shares beneficially owned by the following persons or groups:

•

each stockholder we know to be the beneficial owner of 5% or more of our common shares;

•

each Named Executive Officer identified in the Executive Compensation table above;

•

each of our directors; and

•

all of our executive officers and directors as a group.

As of July 26, 2006 there were 54,326,834 common shares of our company issued and outstanding.  The following table is based upon information supplied by such major stockholders, executive officers, and directors. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that the each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him.  To our knowledge, there are no voting arrangements among our stockholders.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities, and a person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Stockholder	Number of Common Shares Beneficially Owned	Percentage of Issued Share Capital
Integrated Data Corp. (1) 3422 Old Capital Trail, #741 Wilmington, DE 19808	24,884,530	45.8%
Sigma Opportunity Fund, LLC c/o Sigma Capital Advisors, LLC 800 Third Avenue Suite 1701 New York, New York	7,500,000(2)	13.8
Joshua Emanuel Wayne, New Jersey	3,143,871(3)	5.5
John Gunn North Vancouver, British Columbia	500,000(4)	*
David Knox West Orange, New Jersey	700,000(5)	1.3
David Linton Brampton, Ontario	53,000(6)	*
William Turner Delta, British Columbia	388,000(7)	*

{00445059.DOC;1}

Name and Address of Stockholder	Number of Common Shares Beneficially Owned	Percentage of Issued Share Capital
John Adiletta Bernardsville, New Jersey	250,000(8)	*
Vijay Fozdar Chino Hills, California	200,000(9)	*
Thom Waye New York, NY	0(10)	*
Directors and Executive Officers as Group (10 persons)	5,518,210(11)	9.4

* less than 1%

(1) Management is unaware of all the beneficial owners of the shares of Integrated Data Corp., a Delaware company whose shares trade on the NASD OTCBB.

(2) These shares are owned directly by Sigma Opportunity Fund, LLC (“Sigma Fund”).  Sigma Capital Advisors, LLC (“Sigma Advisors”), Sigma Capital Partners, LLC (“Sigma Partners”) and Thom Waye may be deemed to be indirect 10% owners of our company by virtue of Sigma Advisors being the managing member of Sigma Fund, and Sigma Partners being the sole member of Sigma Advisors and Mr. Waye being the sole member of Sigma Partners.  Mr. Waye, Sigma Advisors and Sigma Partners have disclaimed beneficial ownership of the shares owned by Sigma Fund except to the extent of their pecuniary interest therein.

(3) Includes 2,450,000 shares subject to stock options that are exercisable within 60 days of July 26, 2006 (“Vested Options”) held by Mr. Emanuel.

(4) Includes 450,000 shares subject Vested Options held by Mr. Gunn.

(5) Consists entirely of shares subject to Vested Options held by Mr. Knox.

(6) Includes 50,000 shares subject Vested Options held by Mr. Linton.

(7) Includes 300,000 shares subject to Vested Options held by Mr. Turner.

(8) Consists entirely of shares subject to Vested Options held by Mr. Adiletta.

(9) Consists entirely of shares subject to Vested Options held by Mr. Fozdar.

(10) Thom Waye may be deemed to be an indirect owner of the shares of our company by virtue of Mr. Waye being the manager of Sigma Fund. See Note (2) above. Mr. Waye has disclaimed beneficial ownership of the shares owned by Sigma Fund except to the extent of his pecuniary interest therein.

(11) Consists of Joshua Emanuel, John Gunn, William Turner, David Knox, David Linton, John Adiletta, Vijay Fozdar, Thom Waye, Larry Wetzel and Ardeshir Darabi.  This figure does not include indirect ownership of share by Thom Waye, as described in Note (10) above.  Includes an aggregate of 4,683,334 shares subject to Vested Options held by such persons.

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

{00445059.DOC;1}

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, no director, executive officer, principal stockholder, or any associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of our last financial year that has materially affected us, or any proposed transaction that would materially affect us, except for an interest arising from the ownership of shares of our company where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the capital of our company.

In December 2005, Sigma Opportunity Fund, LLC (“Sigma Fund”) acquired a convertible note that we had originally issued to Integrated Data Corp. in part payment for our buy back of an exclusive international license for our technology (the “Convertible Note”).  The Convertible Note was in the principal amount of $600,000, bore no interest, and was convertible to our shares of common stock at a conversion rate of $0.08 per share for a total of 7,500,000 shares.  If the Convertible Note had not been converted, it would have been due on February 1, 2007 and would have been payable at our option either in cash or by the issuance of 7,500,000 newly issued shares of common stock.  In December 2005, in connection with the transfer of the Convertible Note to Sigma Fund, we entered into a registration rights agreement with Sigma Fund, pursuant to which we agreed to file the registration statement of which this prospectus constitutes a part to register for resale the 7,500,000 shares of common stock issued upon the conversion of the Convertible Note.  We agreed with Sigma Fund to keep the registration statement of which this prospectus constitutes a part effective for up to two years after its effective date or until such earlier time as all of the shares are resold or all of the unsold shares have become eligible for immediate resale pursuant to Rule 144(k).  Pursuant to Sigma Fund’s election to convert the Convertible Note, on February 17, 2006 we issued 7,500,000 shares of common stock to Sigma Fund and cancelled the Convertible Note in full.

ITEM 13. EXHIBITS

Exhibit Number		Description
3.1	(1)	State of Delaware Certificate of Domestication of DataWave Systems Inc.
3.2	(1)	State of Delaware Certificate of Incorporation of DataWave Systems Inc.

{00445059.DOC;1}

Exhibit Number		Description
3.3	(1)	Bylaws of DataWave Systems Inc.
10.1	(2)	1998 Stock Option Plan
10.2	(3)	2000 Stock Option Plan (as amended)
10.3	(4)	Form of Option Agreement
10.4	(4)	Form of Indemnity Agreement
10.5	(4)	Employment Agreement with Joshua Emanuel
10.6	(5)	Registration Rights Agreement with Sigma Opportunity Fund, LLC and Integrated Technology & Systems Ltd.
14.1	(4)	Code of Business Ethics
21.1	(5)	Subsidiaries of DataWave Systems Inc.
31.1	**	Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 of Josh Emanuel
31.2	**	Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 of John Gunn
32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of Josh Emanuel
32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of John Gunn

**

Filed herewith

(1)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 8-K report filed on March 1, 2004.

(2)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Form 20-F for the fiscal year ended March 31, 1998, filed on October 1, 1998.

(3)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Definitive Proxy Statement filed on July 11, 2005.

(4)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, filed on June 26, 2005.

(5)

Previously filed as an exhibit to, and incorporated herein by reference from, the Company’s Registration Statement on Form SB-2 filed on February 22, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Deloitte & Touche LLP for Fiscal 2006 and 2005

The following is a summary of the aggregate fees billed to us in fiscal 2006 and 2005 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, including Deloitte Consulting, which are collectively referred to below as Deloitte & Touche.

	March 31, 2006	March 31, 2005

Audit Fees	$ 200,000	$ 162,500

{00445059.DOC;1}

Audit Related Fees	$16,500	$40,000
Tax Fees	Nil	Nil
All Other Fees	$22,000	Nil

Audit Fees.  This category includes the fees for the examination of our consolidated financial statements and the quarterly reviews of our interim financial statements.  This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements, and the preparation of an annual management letter on internal control matters.

 Audit Related Fees.  Audit-related services are closely related to the financial audit process and primarily consist of work on registration statements filed with the U.S. Securities and Exchange Commission; and related accounting advice and related internal control advisory services; AICPA SAS to third party reviews; and related accounting advice.

Tax and Other Fees.  Deloitte & Touche LLP provided advice and assistance to us regarding corporate finance issues. Otherwise Deloitte & Touche LLP did not perform any tax or other non-audit related services for our company.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee reviews the scope and extent of all audit and non-audit services to be provided by the independent auditors, including any engagement letters, and reviews and pre-approves all fees to be charged for such services.  The Audit Committee may establish additional or other procedures for the approval of audit and non audit services that our independent auditors perform. In pre-approving services to be provided by the independent auditors, the Audit Committee considers whether such services are consistent with applicable rules regarding auditor independence.

{00445059.DOC;1}

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataWave Systems Inc.

(Registrant)

By: /s/ John Gunn

John Gunn

General Manager, Chief Financial Officer

Date: July 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Joshua Emanuel	Chief Executive Officer and Chairman	July 31, 2006
Joshua Emanuel	(Principal Executive Officer)

/s/ John Gunn	General Manager and Chief Financial Officer	July 31, 2006
John Gunn	(Principal Financial Officer and Principal Accounting Officer)

/s/ John X. Adiletta	Director	July 31, 2006
John X. Adiletta

/s/ Vijay Fozdar	Director	July 31, 2006
Vijay Fozdar

/s/ Thom Waye	Director	July 31, 2006
Thom Waye

{00445059.DOC;1}

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joshua Emanuel, certify that:

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

Date: July 31, 2006

By: /s/ Joshua Emanuel

Joshua Emanuel

Chairman and Chief Executive Officer

{00445059.DOC;1}

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

Date: July 31, 2006

By: /s/ John Gunn

John Gunn

General Manager and Chief Financial Officer

{00445059.DOC;1}

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Joshua Emanuel, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1)

The Annual Report on Form 10-KSB of DataWave Systems Inc. for the year ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DataWave Systems Inc.

By: /s/ Joshua Emanuel

Joshua Emanuel

Chairman, Chief Executive Officer

Dated: July 31, 2006

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

{00445059.DOC;1}

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

Dated: July 31, 2006

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

{00445059.DOC;1}