Form 10QSB
period 2006-06-30
DATAWAVE SYSTEMS INC
filed 2006-08-08
CIK 1000157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

[   ] Yes [X] No

As of June 30, 2006 there were 54,326,834 shares of the Company’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one).  [  ] Yes [X] No

DATAWAVE SYSTEMS INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1	Financial Statements	1
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Controls and Procedures	22
PART II OTHER INFORMATION
Item 6	Exhibits	23

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1  Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As at June 30, 2006 and March 31,2006
(Expressed in United States dollars, except share amounts)
(Unaudited)

	June 30 2006	March 31 2006
Assets
Current
Cash and cash equivalents	$7,287,439	$6,967,032
Restricted cash	205,629	203,807
Accounts receivable and other (Note 3 (a))	9,218,544	7,472,542
Inventories (Note 3 (b))	8,895,902	6,308,442
Prepaid expenses and deposits	464,961	383,332
Deferred income taxes	229,938	229,938
Total current assets	26,302,413	21,565,093

Machinery and equipment, net (Note 3 (c))	2,258,124	2,278,016
Equity investment (Note 3(e))	343,499	194,850
Goodwill	1,913,728	1,881,910
Intangible assets, net	759,103	828,764
Other assets	172,774	179,433
Total assets	$31,749,641	$26,928,066

Liabilities
Current
Accounts payable and accrued liabilities (Note 3 (d))	$21,710,580	$17,890,603
Deferred revenue	1,324,986	1,095,544
Other current liabilities	77,814	95,786
Total current liabilities	23,113,380	19,081,933

Deferred income taxes	335,769	320,780
Deferred inducement	386,013	365,911
Total liabilities	23,835,162	19,768,624

Stockholders' equity
Common shares
Authorized, 100,000,000 common shares, $0.001 par value
Issued, 54,326,834 shares issued and outstanding at June 30, 2006 and March 31, 2006	54,327	54,327
Additional paid-in capital	18,867,907	18,512,908
Accumulated other comprehensive income	728,033	616,375
Accumulated deficit	(11,735,788)	(12,024,168)
Total stockholders' equity	7,914,479	7,159,442
Total liabilities and stockholders' equity	$31,749,641	$26,928,066

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Three months ended June 30,
	2006	2005

Revenue
Sales	$8,205,747	$5,053,588
Net agency sales (Note 5)	2,121,503	1,898,818
Total revenue	10,327,250	6,952,406

Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	7,146,069	4,559,363
General and administrative	1,328,759	948,268
Selling and marketing	649,206	581,548
Product development	603,462	396,573
Depreciation and amortization	332,799	369,187
Total operating costs and expenses	10,060,295	6,854,939

Operating income	266,955	97,467
Other income (expense)	85,017	34,864
Loss on foreign exchange	(4,413)	(3)
Income before income taxes	347,559	132,328
Income taxes	(207,828)	(28,705)
Equity income from investee	148,649	34,248

Net income	$288,380	$137,871

Net income per share
- basic	$0.01	$0.00
- diluted	$0.01	$0.00

Weighted-average number of common shares
- basic	54,326,834	46,826,834
- diluted	56,556,232	56,023,391

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
As at June 30, 2006 and March 31,2006
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balance, April 1, 2005	46,826,834	$ 46,827	$ 17,920,408	$ 465,048	$ (13,165,716)	$ 5,266,567
Issuance of shares from the conversion of promissory note	7,500,000	7,500	592,500	-	-	600,000
Net income	-	-	-	-	1,141,548	1,141,548
Foreign currency translation adjustment	-	-	-	151,327	-	151,327
Comprehensive income	-	-	-	-	-	1,292,875

Balance, March 31, 2006	54,326,834	$ 54,327	$ 18,512,908	$ 616,375	$ (12,024,168)	$ 7,159,442
Stock based compensation	-	-	354,999	-	-	354,999
Net income	-	-	-	-	288,380	288,380
Foreign currency translation adjustment	-	-	-	111,658	-	111,658
Comprehensive income	-	-	-	-	-	400,038

Balance, June 30, 2006	54,326,834	$ 54,327	$ 18,867,907	$ 728,033	$ (11,735,788)	$ 7,914,479

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Three months ended June 30,
	2006	2005

Operating activities
Net income	$288,380	$137,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332,799	369,187
Equity income from investee	(148,649)	(34,248)
Stock based compensation	354,999	-
Amortization of lease inducement	2,985	7,546
Net change in non-cash operating assets and liabilities
Accounts receivable and other	(1,455,218)	(176,972)
Inventories	(2,285,377)	(1,315,832)
Prepaid expenses and deposits	(64,158)	(75,278)
Accounts payable and accrued liabilities	3,122,130	(1,264,262)
Deferred revenue	191,787	109,612
Net cash (used in) provided by operating activities	339,678	(2,242,376)

Investing activities
Restricted cash	(1,822)	-
Purchase of machinery and equipment	(153,413)	(346,766)
Net cash used in investing activities	(155,235)	(346,766)

Financing activity
Repayment of capital lease obligations	(22,302)	(21,228)
Net cash used in financing activity	(22,302)	(21,228)

Effect of exchange rate changes on cash and cash equivalents	158,266	-

(Decrease) increase in cash	320,407	(2,610,370)
Cash and cash equivalents, beginning of period	6,967,032	4,560,512
Cash and cash equivalents, end of period	$7,287,439	$1,950,142

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,199	$3,095
Income taxes	$27,906	$-

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
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

DataWave sells and distributes prepaid and stored-value products through a network that includes, but is not limited to, point-of-sale-activation (“POSA”) terminals, free-standing “smart” machines (“DTMs”), and cash registers or the web-based applications of some major retail chains.  All of these devices are connected to our proprietary server and database software through wireless, land line wide area networks or host-to-host connectivity, and are capable of dispensing one or multiple prepaid products and services.

2.         SIGNIFICANT ACCOUNTING POLICIES

(a)        Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2006 Annual Report on Form 10-KSB. All amounts herein are expressed in United States dollars unless otherwise noted.

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

(b)       Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Estimates are used for, but not limited to, accounting for doubtful accounts, assessing the recoverability of machinery and equipment, intangibles and goodwill, amortization, valuation allowance for deferred income tax assets, accruals for cost of time in excess of amounts billed by service providers, valuation of stock based compensation expenses, income taxes and contingencies.  Actual results could differ from those estimates.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)

Stock-based compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standard or SFAS No. 123 Revised, Share-Based Payment, or SFAS 123R using the modified prospective method.  This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award.  Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased, or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, the Company recognizes compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS 123.  As stock-based compensation expense recognized in the statement of income for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Previously, in the pro forma information required under SFAS 123, the Company accounted for forfeitures as they occurred.  Under the modified prospective application, prior periods are not revised for comparative purposes.

Impact of the Adoption of SFAS 123R

During the three months ended June 30, 2006, the Company recorded stock based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures.  For stock based awards granted after April 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures.  When estimating forfeitures, the Company consider voluntary termination behaviors as well as trends of actual option forfeitures.

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-base awards to employees have charateristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate.  In management’s opinion, the models used reflect management’s best estimate of the fair value of its stock-based awards to employees.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)      Stock-based compensation (continued)

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and using the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	Jun 30, 2006	Jun 30, 2005

Expected life (years)	2.5	-
Expected volatility	131.7%	-
Risk-free interest rate	4.91%	-

1,500,000 and nil options were granted in the three months ended June 30, 2006 and 2005, respectively.  The weighted-average estimated fair values of employee stock options granted during the three months ending June 30, 2006 and 2005 were $0.22 and $Nil per share, respectively.

The impact on the Company’s results of operations of recording stock based compensation for the three-month period ended June 30, 2006 was as follows:

Three Months Ended
Jun 30, 2006

General and administrative	$325,659
Selling and marketing	26,221
Product development	3,119
Stock based compensation expense before income taxes	354,999
Related income tax benefits	-
Stock based compensation, net of income taxes	$354,999
-
Net stock based compensation, per common share:
Basic	$0.01
Diluted	$0.01

No tax benefits were attributed to stock-based compensation expense because a valuation allowance was maintained.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)      Stock-based compensation (continued)

Pro forma information for Periods Prior to the Adoption of SFAS 123R

Prior to adopting the provisions of SFAS 123R, the Company accounted for the stock based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and provided the pro forma disclosures of net income and net income per share.  Previously reported amounts have not been restated.

The following pro forma financial information presents the net income per common share had the Company recognized stock based compensation using a fair value based accounting method:

Three Months Ended June 30, 2005

Net income – as reported	$137,871
Add: Stock-based employee compensation expense (recovery) included in reported net income	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-
Pro-forma net income	$137,871

Net income per share – as reported
Basic and diluted	$0.00

Net income per share – pro-forma
Basic and diluted	$0.00

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

3.          BALANCE SHEET DETAILS

 (a)        Accounts receivable and other

	June 30, 2006	March 31, 2006

Trade accounts receivable – POSA	$7,217,406	$6,032,997
Trade accounts receivable – prepaid long distance	1,996,537	1,299,464
Less allowance for doubtful accounts	(45,993)	(32,486)
Other receivables	50,594	172,567
	$9,218,544	$7,472,542

(b)       Inventories

	June 30, 2006	March 31, 2006

PINs and cellular time	$7,327,748	$5,340,942
Cards and long-distance phone time	1,209,433	677,294
Parts and supplies	358,721	290,206
	$8,895,902	$6,308,442

 (c)       Machinery and equipment

	June 30, 2006
	Cost	Accumulated Depreciation	Net Book Value

Vending equipment	$3,857,011	$3,420,007	$437,004
POSA equipment	2,570,067	2,103,368	466,699
Computer equipment and software	2,579,938	1,611,699	968,239
Other	591,200	205,018	386,182
	$9,598,216	$7,340,092	$2,258,124

	March 31, 2006
	Cost	Accumulated Depreciation	Net Book Value

Vending equipment	$3,856,041	$3,408,994	$447,047
POSA equipment	2,439,083	1,897,002	542,081
Computer equipment and software	2,372,897	1,465,180	907,717
Other	564,938	183,767	381,171
	$9,232,959	$6,954,943	$2,278,016

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

3.

BALANCE SHEET DETAILS (Continued)

 (d)       Accounts payable and accrued liabilities

	June 30, 2006	March 31, 2006

Trade accounts payable – PINs and cellular time	$11,551,648	$10,649,953
Trade accounts payable – prepaid long distance	1,980,453	2,118,216
Trade accounts payable – other	1,572,246	606,587
Accrued compensation and benefits	276,716	388,044
Co-op and rebate accruals	945,503	802,702
Cellular and long-distance time accruals	2,905,877	512,521
Other accrued liabilities	1,325,013	1,866,412
State, local, GST (net) and other taxes payable	129,000	114,354
Corporate taxes payable	1,024,124	831,814
	$21,710,580	$17,890,603

 (e)       Equity Investment

The Company has an equity investment in Nextwave Card Corp (“NCC”).  For the period ended June 30, 2006, DataWave recorded equity investment income of $148,649 (2005 - $34,248).

At June 30, 2006, DataWave’s cumulative share of equity investment income was $343,499 (March 31, 2006 - $194,850).

The Company’s maximum exposure of loss at June 30, 2006, as a result of its involvement in NCC, was $343,499, being the carrying value of the investment.

4.         COMMON SHARES

(a)

Stock purchase options

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

Options generally vest either immediately or over three years.  The expiry date will be fixed by the Board of Directors but will be not later than the tenth anniversary of the award date and the exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for our shares for the ten trading days immediately preceding the day on which the board granted the option. In no cases will an optionee be granted an option where the number of shares that may be purchased by an optionee pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of our issued and outstanding share capital as of the award date of the option being granted.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

4.         COMMON SHARES (Continued)

(a)

Stock purchase options (continued)

The Company will not issue any further options under the 1998 stock Option Plan. As of June 30, 2006, stock options in respect of 290,000 shares were outstanding, of which 250,000 were issued to directors and officers of the Company.

The Company is authorized to issue options to acquire up to 5,266,720 common shares of our company under the 2000 Stock Option Plan.  The Compensation Committee of the Board of Directors resolved on April 12, 2006 to grant options in respect of 1,500,000 common share to the directors and certain officers of the Company. As of June 30, 2006, there are 311,720 common shares available for future grant under the 2000 Plan.

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance outstanding, April 1, 2006	3,745,000	$0.14
Options granted	1,500,000	0.32
Options exercised	-	-
Options cancelled /Expired	-	-
Balance outstanding, June 30, 2006	5,245,000	$0.19	3.86	$0.00
Exercisable, June 30, 2006	4,640,000	$0.18	3.83	$0.00

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

4.         COMMON SHARES (Continued)

(a)

Stock purchase options (continued)

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested balance at April 1, 2006	738,333	$0.17
Options granted	1,500,000	0.22
Options vested	(1,633,333)	0.21
Options cancelled /expired	-	-
Non-vested balance outstanding, June 30, 2006	605,000	$0.19

At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options was $73,631, which is expected to be recognized over a weighted average period of 2.0 years.  The total intrinsic value of stock options exercised during the quarter ended June 30, 2006 was $nil.  Cash received from the exercise of stock options was $nil and related tax benefits was $nil during the quarter ended June 30, 2006.

(b)

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
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

4.         COMMON SHARES (Continued)

(b)

Net income per share

	Three months ended June 30,
	2006	2005

Numerator:
Net income	$288,380	$137,871

Denominator:
Weighted average common shares outstanding	54,326,834	46,826,834
Effect of dilutive securities
Stock Options	2,229,398	1,696,557
Convertible promissory note	-	7,500,000
Diluted weighted average common shares outstanding	56,556,232	56,023,391

Basic net income per share	$0.01	$0.00
Diluted net income per share	$0.01	$0.00

For the three month period ended June 30, 2006, securities not included in the diluted net income per share computation were nil options (June 30, 2005 - 572,500).

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
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

5.         BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)

(a)        Segmented information (Continued)

	Prepaid Long Distance	Prepaid Cellular	Prepaid Internet Products	Fees and Service	Other	Total
Three months ended June 30, 2006

Canada	$ 5,300,987	$ -	$ -	$ 827,788	$ -	$ 6,128,775
U.S.	1,732,750	-	-	316,813	-	2,049,563
Mexico	-	-	-	-	27,409	27,409
Sales	7,033,737	-	-	1,144,601	27,409	8,205,747
Canada	37,196	47,436,646	75,025	-	-	47,548,867
U.S.	1,900,076	1,895,587	-	-	-	3,795,663
Gross proceeds received on agency sales	1,937,272	49,332,233	75,025	-	-	51,344,530
Less payments to suppliers	(1,076,687)	(48,078,067)	(68,273)	-	-	(49,223,027)
Net agency sales	860,585	1,254,166	6,752	-	-	2,121,503
Canada	5,305,999	1,225,333	6,752	827,788	-	7,365,872
U.S.	2,588,323	28,833	-	316,813	-	2,933,969
Mexico	-	-	-	-	27,409	27,409
Total revenue	7,894,322	1,254,166	6,752	1,144,601	27,409	10,327,250
Cost of revenues	7,018,523	-	-	127,546	-	7,146,069

Margin	$ 875,799	$ 1,254,166	$ 6,752	$ 1,017,055	$ 27,409	$ 3,181,181

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended June 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

5.         BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)

(a)        Segmented information (Continued)

	Prepaid Long Distance	Prepaid Cellular	Prepaid Internet Products	Fees and Service	Other	Total
Three months ended June 30, 2005

Canada	$ 3,353,591	$ -	$ 3,554	$ 553,672	$ -	$ 3,910,817
U.S.	1,051,364	-	-	-	84,171	1,135,535
Mexico	-	-	-	-	7,236	7,236
Sales	4,404,955	-	3,554	553,672	91,407	5,053,588
Canada	-	31,078,093	56,336	-	-	31,134,429
U.S.	2,197,249	370,380	-	-	-	2,567,629
Gross proceeds received on agency sales	2,197,249	31,448,473	56,336	-	-	33,702,058
Less payments to suppliers	(886,993)	(30,862,707)	(53,540)	-	-	(31,803,240)
Net agency sales	1,310,256	585,766	2,796	-	-	1,898,818
Canada	3,353,591	577,706	6,350	553,672	-	4,491,319
U.S.	2,361,620	8,060	-	-	84,171	2,453,851
Mexico	-	-	-	-	7,236	7,236
Total revenue	5,715,211	585,766	6,350	553,672	91,407	6,952,406
Cost of revenues	4,457,382	-	2,916	99,065	-	4,559,363

Margin	$ 1,257,829	$ 585,766	$ 3,434	$ 454,607	$ 91,407	$ 2,393,043

(b)        Concentration of sales and economic dependence

The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the period ended June 30, 2006, the top ten customers accounted for 70% of revenues (sales and net agency sales) (2005 – 61%).  The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

6.

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2006 the Company charged NCC expenses of $187,746 (2005 - $32,598), which comprised sales and marketing costs incurred on behalf of NCC.  The Company also charged NCC processing revenues of $16,271 (2005 - $11,487).  As at June 30, 2006 $98,014 was due from NCC (2005 - $nil).

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

Management’s Summary (all dollar amounts rounded to the nearest thousand except per share amount)

Revenues for the quarter ended June 30, 2006 were $10,327,000 compared with $6,952,000 for the quarter ended June 30, 2005.  The increase of $3,375,000 or 48.5% is primarily due to an increase in revenues from our prepaid long distance business of $2,179,000 or 38.1%, an increase of $668,000 or 114.1% in revenues from our prepaid cellular business, and an increase of $591,000 or 106.7% in revenues from fees and services.

The margin (total revenues less cost of revenues, exclusive of depreciation and amortization) for the quarter ended June 30, 2006 was $3,181,000, an increase of $788,000 over the quarter ended June 30, 2005. The movement is attributable to an increase in the prepaid cellular margin of $668,000, an increase in the fees and services margin of $562,000, an increase in the prepaid internet product margin of $3,000, offset by a decrease in the margin earned in prepaid long distance of $382,000 and a decrease in margins from other business of $63,000.

Operating costs and expenses, excluding cost of revenues, increased by $619,000 to $2,914,000 for the quarter ended June 30, 2006 compared with $2,295,000 for the quarter ended June 30, 2005.  The increase is primarily due to increased salary and benefits costs as a result of hiring additional employees in management and administration, and increased investor relations fees and printing costs.  Depreciation expense associated with the investment in POSA terminals and the purchase of the international license, consulting fees, and investor relations costs were lower for the quarter compared with the same period last year.

Other income of $85,000 for the quarter ended June 30, 2006 (quarter ended June 30, 2005 - $34,000) is primarily interest on deposits and royalties.  Increase in interest on deposits is due to higher term deposit principal balance.

We face currency risks associated with fluctuating foreign currency valuations.  For the three months ended June 30, 2006, approximately 71.3% of our sales were denominated in Canadian dollars.  A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results.  Although the recent strengthening of the Canadian dollars has had a positive impact on our revenue attributable to sales in Canada, it has also negatively impacted our cost of revenues and operating expenses.  As of June 30, 2006, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuation.

Recently Adopted Accounting Standards

In the past, we accounted for our stock based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the pro forma disclosures of net income and net income per share.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 Revised, Share-Based Payments, or SFAS123R.  The statement eliminates the alternative to account for stock based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award.  We have adopted this statement effective April 1, 2006 using a modified prospective application as defined in SFAS123R.  As such, the compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining vesting period.  Estimates of fair value are determined using the Black-Scholes option pricing model.  The use of this model requires certain assumptions regarding the volatility, term, risk free interest rate and forfeiture experienced by the holder.

In the first quarter of 2007, stock based compensation of $355,000 was expensed as follows: $326,000 to General and Administrative expenses, $26,000 to Selling and Marketing expenses and $3,000 to Product Development expenses.  The assumptions used for options granted during the first quarter of 2007 included a volatility factor of 131.7%, a 2.5 year term until exercise, and a 4.91% risk free interest rate expected to be experienced by the holder.

Selected Financial Operating Data for the Three Month Periods Ended June 30, 2006 and 2005

	Three months Ended June 30,
	2006	2005	2006	2005
	$’000	$’000	Percentage of Revenue
Revenue
Sales	$8,206	$5,053	79.5%	72.7%
Net agency sales	2,121	1,899	20.5%	27.3%
Total revenue	10,327	6,952	100.0%	100.0%

Operating costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	7,146	4,559	69.2%	65.6%
General and administrative	1,329	948	12.9%	13.6%
Selling and marketing	649	582	6.3%	8.4%
Product development	603	397	5.8%	5.7%
Depreciation and amortization	333	369	3.2%	5.3%
Total operating costs and expenses	10,060	6,855	97.4%	98.6%
Operating income	267	97	2.6%	1.4%
Other income (loss)	85	35	0.8%	0.5%
Foreign exchange (loss)	(4)	-	0.0%	0.0%
Income before income taxes	348	132	3.4%	1.9%
Income taxes	(208)	(28)	(2.0)%	(0.4)%
Equity gain from investee	148	34	1.4%	0.5%
Net income	$288	$138	2.8%	2.0%

Revenues

For the quarter ended June 30, 2006, revenues were approximately $10,327,000, an increase of 3,375,000, or 48.5% over the $6,952,000 in revenues for the same period last year.  The increase in revenues is reflected by both an increase in the traditional prepaid long distance revenues, an increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product, and an increase in fees and service revenues.

Our ten largest customers accounted for 70% of revenues in the quarter ended June 30, 2006 compared with 61% in the same period last year (one customer accounted for 18% of revenues in the quarter ended June 30, 2006 and one customer accounted for 26% of revenues in the same period last year).  We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

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

	As at June 30, 2006	As at March 31, 2006

Canada
POSA terminals (owned)	4,991	4,853
POSA terminals (serviced or host to host)	858	863

United States
DTMs	809	809
POSA terminals (owned)	115	105
POSA terminals (serviced or host to host)	119	119

Mexico
POSA terminals (serviced or host to host)	170	170

Total	7,062	6,919

During the quarter ended June 30, 2006 in Canada we installed 138 POSA terminals, generating an installed base at June 30, 2006 of 4,991 terminals with a further 858 host-to-host locations and distributor operated terminals.  In June 2006, daily point-of-sale activations averaged 45,000 compared to the June 2005 daily average of 34,000 activations.  We generated transaction fees of $1,145,000 for the quarter ended June 30, 2006 compared with $554,000 in the same period last year.

Revenues in Canada were $7,366,000 for the quarter ended June 30, 2006 compared with $4,491,000 for the same period last year, an increase of $2,875,000 or 64.0%, which is primarily attributable to an increase in the traditional prepaid long distance revenues and also an increase in the POSA business.

Gross proceeds for prepaid cellular and prepaid internet products were approximately $47,512,000 for Canada in the quarter ended June 30, 2006 compared with $31,134,000 in the same period last year.  We record this revenue on a net agency basis (gross proceeds less payments to suppliers).  In the quarter ended June 30, 2006, net agency sales from this business were $1,232,000 for Canada compared with $584,000 in the same period last year.

Revenues in the United States were $2,934,000 for the quarter ended June 30, 2006 compared with $2,454,000 for the same period last year, an increase of $480,000 or 19.6%, which is primarily attributable to an increase in the traditional prepaid long distance revenues.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) was approximately $7,146,000 or 69.2% of revenues, for the quarter ended June 30, 2006, compared to approximately $4,559,000, or 65.6% of revenues, for the same period last year.

Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates.  In the United States, additional costs are incurred servicing and maintaining our network of free standing machines.  The increase in costs of revenue of 56.7% for the quarter ended June 30, 2006 compared to the same period last year is due to the increase in revenues and additional increases in the cost of time.

Margin (total revenues less cost of revenues, exclusive of depreciation and amortization) increased to $3,181,000 in the quarter ended June 30, 2006 compared with $2,393,000 in the same period last year.  Margin as a percentage of revenue for the quarter ended June 30, 2006, however, decreased to 30.8% compared with 34.4% for the same period last year.  This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 22.0% in the quarter ended June 30, 2005 to 11.1% in the quarter ended June 30, 2006 due to continued pricing pressure.  Prepaid cellular products, which account for 12.1% of total revenues, generate margins as a percentage of gross proceeds received on net agency sales of approximately 1% - 3%.  The margin for this business was $1,254,000 or 39.4% of the total margin in the quarter ended June 30, 2006, compared with $586,000 or 24.5% of the total margin in the same period last year.

Margin on prepaid long distance was $876,000 for the quarter ended June 30, 2006 compared with $1,258,000 for the same period last year.  Prepaid long distance accounted for 27.5% of margin as a percentage of revenue in the quarter ended June 30, 2006 compared with 52.6% in the same period last year; this reflects the continued shift in our business from traditional prepaid long distance to the new POSA products.

General and Administrative Expenses

General and administrative expenses were $1,329,000 or 12.9% of revenues during the quarter ended June 30, 2006, compared to $948,000 or 13.6% of revenues during the same period last year. The increase in costs in the quarter ended June 30, 2006 of approximately $380,000 over the same period last year includes the following:

•

salaries increased by $502,000 as a result of hiring additional staff in operations and finance and $326,000 worth of stock based compensation expense;

•

accounting, audit and consulting fees increased by $76,000;

•

partially offset by $188,000 in management fees for services provided to a related party and $10,000 decrease in various other expenses.

Selling and Marketing Expense

Selling and marketing expense increased by approximately $68,000 or 11.6% during the quarter ended June 30, 2006 over the same period last year.  Expenses for the three month period ended June, 30 2006 were approximately $649,000 or 6.3% of revenues, compared with approximately $582,000 or 8.4% of revenues during the same period last year.  The increase is attributable to $150,000 increase in printing and displays costs and $10,000 increase in travel and entertainment expenses, partially offset by decrease in salaries and benefits.  Selling expenses consist primarily of salaries, the associated employee expenses, printing and displays costs and changes in sales incentive programs.

Product Development

Total product development expenses were approximately $603,000 or 5.8% of revenue for the quarter ended June 30, 2006, compared with approximately $397,000 or 5.7% of revenues during the same period last year.  The increase is attributable to hiring additional staff and the respective increase in recruiting expenses, higher software and hardware maintenance expenses and higher consulting fees.

During the quarter ended June 30, 2006, we continued our rapid expansion of point-of-sale technology to the Canadian and US marketplace with development and introduction of new products.

Depreciation and Amortization

Depreciation and amortization expense decreased to $333,000 or 3.2% of revenues for the quarter ended June 30, 2006 from $369,000 or 5.3% of revenues for the same period last year.

Depreciation for machinery and equipment was $242,000 for the quarter ended June 30, 2006, compared with $328,000 for the same period last year.  Investment in POSA terminals is being depreciated on a straight line basis over three years.  At June 30, 2006 we have installed 4,991 point-of-sale terminals in Canada and support another 858 locations with host-to-host network connections.  Depreciation expense of approximately $14,000 was incurred for the equipment acquired under capital lease arrangements.

Amortization of intangible assets was $77,000 for the quarter ended June 30, 2006, compared with $41,000 for the same period last year.  Intangible assets are comprised of customer lists acquired in our purchase of AT&T’s Canadian prepaid card operations and an international license, which we purchased from Integrated Data Corp. effective February 2, 2005.  The intangible assets are amortized on a straight-line basis over six and fifteen years respectively.  The net book value of intangible assets at June 30, 2006 and March 31, 2006 were $759,000 and $829,000 respectively.  Goodwill is not amortized.  We evaluate the carrying value of goodwill for impairment at least annually.  We evaluate the carrying value of intangible assets for impairment when events or circumstances indicate that its carrying amount may not be recoverable.

Provision for Income Taxes

Consolidated net income before taxes and equity income from investee was $347,000 for the quarter ended June 30, 2006, compared with $132,000 for the same period last year.  Tax provision was $208,000 for the quarter ended June 30, 2006, compared with $29,000 for the same period last year.  Increase in tax provision was due to an increase in Canadian taxable income.  Net operating losses and capital losses in the U.S. can be applied to reduce future taxable income in the U.S.  The realization of these losses is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly no accounting recognition has been given to these losses.

Equity Income from Investee

In December 2002, we entered into an agreement to invest in a corporation called NextWave Card Corp (“NCC”) that develops and provides prepaid stored value programs.  We account for this investment under the equity method and records its 50% share of income or loss as equity income (loss) from investee.  For the period ended June 30, 2006, we recorded equity income of $149,000, compared with $34,000 for the same period last year.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2006 were approximately $7,287,000 compared with $6,967,000 at March 31, 2006.  We had a working capital surplus of $3,189,000 at June 30, 2006 compared with $2,483,000 at March 31, 2006.

Our operating activities provided cash of $340,000 during the quarter ended June 30, 2006 compared with cash used of $2,242,000 during the same period last year.  The increase in cash provided by operating activities is primarily due to the timing of collections of receivables and investment in inventory versus payments to suppliers.  Our operations, development and expansion, are financed from the cash flow generated from our operating activities.

The increase in our net cash provided by operating activities is explained below:

•

net income for the period was $288,000:

•

accounts payable and accrued liabilities increased by $3,122,000, including an increase of $1,956,000 for cellular and long distance accrual, an increase of $737,000 for wireless products (PIN and cellular time), an increase  of $385,000 in other accounts payable and accrued liabilities and an increase of $157,000 in corporate taxes payable offset by a decrease of $113,000 for prepaid long distance products.

•

accounts receivable increased by $1,455,000, and prepaid expenses and deposits increased by $64,000;

•

inventories increased by $2,285,000, primarily for prepaid cellular PINs products.  Inventories of prepaid cellular PINs at June 30, 2006 were $7,328,000; cellular PIN inventory is maintained at approximately thirteen days sales (eleven days sales (gross proceeds of sales) for the same period last year) and the increase is the result of increased sales activity.

•

stock based compensation expenses for the period was $355,000;

•

depreciation, amortization and other operating expenses for the period were $336,000;

•

equity income from investee for the period was $149,000; and

•

deferred revenue increased by $192,000, mainly due to an increase in non-activated PINs.

Increases and decreases in accounts receivable, inventories, accounts payable and accrued liabilities are partly due to foreign exchange rate fluctuation.  However, the effect of foreign exchange rate fluctuation on each respective item has partially offset each other.

Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows.  Accounts receivable for cellular product sales are collected within 12 days; as at July 31, 2006, all accounts receivable for cellular products outstanding at the end of the quarter had been collected.  Inventories for cellular products are maintained at levels to support thirteen days sales and are turned over two times a month.  We actively manage working capital – inventory, accounts receivable and accounts payable – by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows in fiscal 2007 will be sufficient to finance our capital investments, primarily for additional POSA terminals.

We used $155,000 in investing activities for the quarter ended June 30, 2006, primarily for the purchase of terminals used to dispense point-of-sale prepaid cellular PINs in Canada.  We used $22,000 in financing activities for the quarter ended June 30, 2006, primarily for the repayment of capital lease obligations.

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

Trend Information

The implementation and roll-out of point-of-sale technology in Canada is well established and we continue to increase market share for sale of prepaid products using our technologies.  Over the past several fiscal quarters, we have experienced increases in sales of prepaid cellular PINs and revenues from POSA transaction fees, and we currently expect further increases during fiscal 2007   Revenues from our sales arrangements require active management of working capital and terms and conditions of future arrangements may impact the presentation of revenue and related working capital accounts.  We expect to deploy terminals in Canada during the current fiscal year at a pace similar to last year.

Revenues generated from the bulk sale of prepaid phone cards to retail establishments in Canada are expected to grow slowly and continued pricing pressure in the Canadian marketplace is expected to have an adverse effect on margins.

Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are static and may decline as usage of mobile phones increases.  Revenues generated from the promotional sale of prepaid long distance phone cards increased in the quarter ended June 30, 2006 but may decline in future periods.  Cost of time, which is the major component of cost of revenue, is expected to decline somewhat as a result of renegotiating lower rates but continued pricing pressure in the marketplace will see a decline in margins.

Product development costs are expected to continue at similarly high levels due to the continued development of our network systems, web sites, the development of new products and new customer relationships.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3  Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's chairman and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2006.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's chairman and chief executive officer.  Based upon that evaluation, our Company's chairman and chief executive officer concluded that our Company's disclosure controls and procedures are effective.

No significant changes in internal controls

There have been no significant changes in our Company's internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

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

DataWave Systems Inc.______________
(Registrant)

By _____/s/ Joshua Emanuel_____________________
Chairman and Chief Executive Officer

Date ____August 8, 2006___________________

By _____/s/  John Gunn______________________
General Manager, Chief Financial Officer

Date ____August 8, 2006___________________

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joshua Emanuel, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of DataWave Systems, Inc.;

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 8, 2006

/s/

Joshua Emanuel

Joshua Emanuel, Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Gunn, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of DataWave Systems, Inc.;

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 8, 2006

/s/

John Gunn

John Gunn, General Manager and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Joshua Emanuel, Chairman and Chief Executive Officer of DataWave Systems Inc., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-QSB of DataWave Systems Inc. for the quarterly period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DataWave Systems Inc.

By: /s/ Joshua Emanuel

Joshua Emanuel

Chairman, Chief Executive Officer

Dated: August 8, 2006

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, John Gunn, General Manager, Chief Financial Officer and Secretary of DataWave Systems Inc., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-QSB of DataWave Systems Inc. for the quarterly period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DataWave Systems Inc.

By: /s/ John Gunn

John Gunn

General Manager, Chief Financial Officer

Dated: August 8, 2006

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