Form 10QSB
period 2006-09-30
DATAWAVE SYSTEMS INC
filed 2006-11-14
CIK 1000157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

[  ] Yes [X  ] No

As of September 30, 2006 there were 54,326,834 shares of the Company’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one).  [  ] Yes [ X ] No

DATAWAVE SYSTEMS INC.

FORM 10-QSB

- ii -

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This Quarterly Report on Form 10-QSB contains a number of forward-looking statements that reflect management’s current views, beliefs and expectations with respect to our business, strategies, products, revenues, future results and events and financial performance, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications and financial products markets.  All statements made in this Report other than statements of historical fact, including statements that address future results of operations or financial position, events or developments that management expects or anticipates will or may occur in the future, including statements related to volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, made in this Report on Form 10-QSB are forward looking.  In particular, when used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intends,” “forecast,” “plan,” “future,” “strategy,” “will,” “may,” and similar expressions, as they relate to us, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1  Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and March 31,2006
(Expressed in United States dollars, except share amounts)
(Unaudited)

	September 30	March 31
	2006	2006
Assets
Current
Cash and cash equivalents	$9,596,494	$6,967,032
Restricted cash	202,000	203,807
Accounts receivable and other (Note 3 (a))	9,252,695	7,472,542
Inventories (Note 3 (b))	7,485,307	6,308,442
Prepaid expenses and deposits	507,406	383,332
Deferred income taxes	229,938	229,938
Total current assets	27,273,840	21,565,093
Machinery and equipment, net (Note 3 (c))	2,453,180	2,278,016
Equity investment (Note 3(e))	488,503	194,850
Goodwill	1,913,536	1,881,910
Intangible assets, net	681,676	828,764
Other assets	157,689	179,433
Total assets	$32,968,424	$26,928,066
Liabilities
Current
Accounts payable and accrued liabilities (Note 3 (d))	$22,475,336	$17,890,603
Deferred revenue	1,306,104	1,095,544
Other current liabilities	33,384	95,786
Total current liabilities	23,814,824	19,081,933
Deferred income taxes	335,678	320,780
Deferred inducement	377,563	365,911
Total liabilities	24,528,065	19,768,624
Stockholders' equity
Common shares
Authorized, 100,000,000 common shares, $0.001 par value
Issued 54,326,834 shares issued and outstanding at
September 30, 2006 and March 31, 2006	54,327	54,327
Additional paid-in capital	18,876,341	18,512,908
Accumulated other comprehensive income	752,405	616,375
Accumulated deficit	(11,242,714)	(12,024,168)
Total stockholders' equity	8,440,359	7,159,442
Total liabilities and stockholders' equity	$32,968,424	$26,928,066

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue
Sales	$8,337,581	$6,333,326	$16,580,524	$11,386,914
Net agency sales (Note 5)	2,447,789	2,018,358	4,564,282	3,917,176
Other	126,823	-	126,823	-
Total revenue	10,912,193	8,351,684	21,271,629	15,304,090
Operating costs and expenses
Cost of revenues (exclusive of
depreciation and amortization)	7,492,238	5,627,202	14,670,493	10,186,565
General and administrative	1,305,878	1,054,193	2,634,637	2,002,461
Selling and marketing	516,470	468,757	1,165,676	1,050,305
Product development	560,097	397,160	1,163,559	793,733
Transaction costs (Note 7)	145,550	-	145,550	-
Depreciation and amortization	341,866	369,284	674,665	738,471
Total operating costs and expenses	10,362,099	7,916,596	20,454,580	14,771,535

Operating income	550,094	435,088	817,049	532,555
Other income	103,877	38,270	188,894	73,134
Gain on foreign exchange	483	9,755	(3,930)	9,752
Income before income taxes	654,454	483,113	1,002,013	615,441
Income taxes	(306,384)	(216,460)	(514,212)	(245,165)
Equity income from investee (Note 3(e))	145,004	30,214	293,653	64,462
Net income	$493,074	$296,867	$781,454	$434,738

Net income per share
- basic and diluted	$0.01	$0.01	$0.01	$0.01
Weighted-average number of common
shares
- basic	54,326,834	46,826,834	54,326,834	46,826,834
- diluted	57,014,578	56,562,342	56,581,438	54,484,807

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
As of September 30, 2006 and March 31,2006
(Expressed in United States dollars, except share amounts)
(Unaudited)

				Accumulated
	Number of		Additional	Other		Total
	Common	Common	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Shares	Capital	Income	Deficit	Equity
Balance, April 1, 2005	46,826,834	$46,827	$17,920,408	$465,048	$(13,165,716)	$5,266,567
Net income		-	-	-	434,738	434,738
Foreign currency
translation adjustment		-	-	166,443	-	166,443
Comprehensive income						601,181
Balance, September 30,
2005	46,826,834	46,827	17,920,408	631,491	(12,730,978)	$5,867,748
Issuance of shares from
conversion of promissory
note	7,500,000	7,500	592,500	-	-	600,000
Net income		-	-	-	706,810	706,810
Foreign currency
translation adjustment		-	-	(15,116)	-	(15,116)
Comprehensive income						691,694
Balance, March 31, 2006	54,326,834	54,327	18,512,908	616,375	(12,024,168)	7,159,442
Stock based
compensation		-	354,999	-	-	354,999
Net income		-	-	-	288,380	288,380
Foreign currency
translation adjustment		-	-	111,658	-	111,658
Comprehensive income						400,038
Balance, June 30, 2006	54,326,834	54,327	18,867,907	728,033	(11,735,788)	7,914,479
Stock based
compensation		-	8,434	-	-	8,434
Net income		-	-	-	493,074	493,074
Foreign currency
translation adjustment		-	-	24,372	-	24,372
Comprehensive income						517,446
Balance,
September 30, 2006	54,326,834	$54,327	$18,876,341	$752,405	$(11,242,714)	$8,440,359

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)
(Unaudited)

	Six months ended September 30
	2006	2005
Operating activities
Net income	$781,454	$434,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	674,665	738,471
Equity income from investee	(293,653)	(64,462)
Amortization of lease inducement	(5,312)	12,735
Stock based compensation	363,433	-
Net change in non-cash operating assets and liabilities
Accounts receivable and other	(1,486,619)	340,633
Inventories	(886,439)	(1,798,651)
Prepaid expenses and deposits	(106,960)	(178,076)
Accounts payable and accrued liabilities	3,886,210	1,298,695
Deferred revenue	173,016	413,681
Net cash provided by operating activities	3,099,795	1,197,764

Investing activities
Restricted cash	1,807	-
Purchase of machinery and equipment	(579,254)	(698,891)
Net cash used in investing activities	(577,447)	(698,891)

Financing activity
Repayment of capital lease obligations	(66,464)	(34,127)
Net cash used in financing activity	(66,464)	(34,127)

Effect of exchange rate changes on cash and cash equivalents	173,578	147,669

Increase in cash	2,629,462	612,415
Cash and cash equivalents, beginning of period	6,967,032	4,526,512
Cash and cash equivalents, end of period	$9,596,494	$5,138,927

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,006	$5,772
Income taxes	$1,102,346	$11,395

See accompanying Notes to the Consolidated Financial Statements.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
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

2.         SIGNIFICANT ACCOUNTING POLICIES

(a)        Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006. All amounts herein are expressed in United States dollars unless otherwise noted.

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

(b)       Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Estimates are used for, but not limited to, accounting for doubtful accounts, assessing the recoverability of machinery and equipment, intangibles and goodwill, amortization, valuation allowance for deferred income tax assets, accruals for cost of time in excess of amounts billed by service providers, valuation of stock-based compensation expenses, income taxes and contingencies.  Actual results could differ from those estimates.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
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

In addition, the Company applies the following specific revenue recognition policies:

The Company’s revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point of sale activated PINs.  Sales of prepaid calling cards and point of sale activated PINs under third party brands, where DataWave is not the primary obligor of the related phone service, has no significant continuing obligation with respect to services being rendered subsequent to sale, the price to the consumer is fixed or determinable and collection is reasonably assured, are recognized at the date of sale to the consumer on a net basis.  The resulting net revenue earned is calculated as the difference between the gross proceeds received and the cost of the related phone time.

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

Other revenues include one-time or non-recurring resale of prepaid phone time where DataWave is not the primary obligor of the phone service or where DataWave does not incur significant inventory or return risk.  Revenues are deferred on a net basis at delivery and recognized as the card is used.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

2.         SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)

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

Impact of the Adoption of SFAS 123R

During the three and six months ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures.  For stock-based awards granted on or after April 1, 2006, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures.  When estimating forfeitures, the Company consider voluntary termination behaviors as well as trends of actual option forfeitures.

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock-base awards to employees have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate.  In management’s opinion, the models used reflect management’s best estimate of the fair value of its stock-based awards to employees.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

2.         SIGNIFICANT ACCOUNTING POLICIES

(d)

Stock-based compensation (continued)

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and using the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	Sept 30, 2006	Sept 30, 2005

Expected life (years)	-	3.35
Expected volatility	-	136%
Risk-free interest rate	-	4.25%

Nil and 705,000 options were granted in the three months ended September 30, 2006 and 2005, respectively.  The weighted-average estimated fair values of employee stock options granted during the three months ended September 30, 2006 and 2005 were $nil and $0.18 per share, respectively.

	Six Months Ended	Six Months Ended
	Sept 30, 2006	Sept 30, 2005

Expected life (years)	2.50	3.35
Expected volatility	132%	136%
Risk-free interest rate	4.91%	4.25%

1,500,000 and 705,000 options were granted in the six months ended September 30, 2006 and 2005, respectively.  The weighted-average estimated fair values of employee stock options granted during the six months ended September 30, 2006 and 2005 were $0.22 and $0.18 per share, respectively.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

2.         SIGNIFICANT ACCOUNTING POLICIES

(d)      Stock-based compensation (continued)

The impact on the Company’s results of operations of recording stock-based compensation for the three and six month periods ended September 30, 2006 was as follows:

	Three Months Ended	Six Months Ended
	Sept 30, 2006	Sept 30, 2006

General and administrative	$2,091	$327,750
Selling and marketing	3,485	29,707
Product development	2,859	5,976
Stock based compensation expense before income taxes	8,435	363,433
Related income tax benefits	-	-
Stock based compensation, net of income taxes	$8,435	$363,433

Net stock based compensation, per common share:
Basic and diluted	$0.00	$0.01

No tax benefits were attributed to stock-based compensation expense because a valuation allowance was maintained.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

2.         SIGNIFICANT ACCOUNTING POLICIES

(d)

   Stock-based compensation (continued)

Pro forma information for Periods Prior to the Adoption of SFAS 123R

Prior to adopting the provisions of SFAS 123R, the Company accounted for the stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and provided the pro forma disclosures of net income and net income per share.  Previously reported amounts have not been restated.

The following pro forma financial information presents the net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:

	Three Months	Six Months
	Ended	Ended
	Sept 30, 2005	Sept 30, 2005
Net income – as reported	$296,867	$434,738
Add: Stock-based employee compensation expense
(recovery) included in reported net income	-	-
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all
awards	(29,963)	(35,164)
Pro-forma net income	$266,904	$399,574

Net income per share – as reported
Basic and diluted	$0.01	$0.01

Net income per share – pro-forma
Basic	$0.01	$0.01
Diluted	$0.00	$0.01

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

3.          BALANCE SHEET DETAILS

(a)        Accounts receivable and other

	September 30,	March 31,
	2006	2006
Trade accounts receivable – POSA	$7,895,499	$6,032,997
Trade accounts receivable – prepaid long distance	1,311,719	1,299,464
Less allowance for doubtful accounts	(58,494)	(32,486)
Other receivables	103,971	172,567
	$9,252,695	$7,472,542

(b)       Inventories

	September 30,	March 31,
	2006	2006
PINs and cellular time	$6,097,606	$5,340,942
Cards and long-distance phone time	1,094,000	677,294
Parts and supplies	293,701	290,206
	$7,485,307	$6,308,442

(c)       Machinery and equipment

		September 30, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Vending equipment	$3,899,635	$3,425,031	$474,604
POSA equipment	2,651,919	2,229,163	422,756
Computer equipment and software	2,899,606	1,715,474	1,184,132
Other	591,926	220,238	371,688
	$10,043,086	$7,589,906	$2,453,180

		March 31, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Vending equipment	$3,856,041	$3,408,994	$447,047
POSA equipment	2,439,083	1,897,002	542,081
Computer equipment and software	2,372,897	1,465,180	907,717
Other	564,938	183,767	381,171
	$9,232,959	$6,954,943	$2,278,016

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

3.          BALANCE SHEET DETAILS (Continued)

(d)       Accounts payable and accrued liabilities

	September 30, 2006	March 31, 2006

Trade accounts payable – PINs and cellular time	$13,967,116	$10,649,953
Trade accounts payable – prepaid long distance	2,351,538	2,118,216
Trade accounts payable – other	501,310	606,587
Accrued compensation and benefits	314,765	388,044
Co-op and rebate accruals	980,943	802,702
Long-distance time accruals	2,107,325	512,521
Other accrued liabilities	1,582,873	1,866,412
State local, GST (net) and other taxes payable	400,883	114,354
Corporate income taxes payable	268,583	831,814
	$22,475,336	$17,890,603

 (e)       Equity investment

The Company has an equity investment in Nextwave Card Corp (“NCC”).  For the three and six month periods ended September 30, 2006, DataWave recorded equity investment income of $145,004 and $293,653 respectively (2005 - $30,214 and $64,462 respectively).

At September 30, 2006, DataWave’s cumulative share of equity investment income was $488,503 (March 31, 2006 - $194,850).

The Company’s maximum exposure of loss at September 30, 2006, as a result of its equity investment in NCC, was $488,503 (March 31, 2006 - $194,850), which was the carrying value of the investment on September 30, 2006.

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

Options generally vest either immediately or over three years.  The expiration date will be fixed by the Board but will be not later than the tenth anniversary of the award date.  The exercise price of each option will be not less than 100% of the fair market value on the date of grant, and will be determined by reference to the market price for our shares for the ten trading days immediately preceding the day on which the Board granted the option. In no case will an optionee be granted an option where the number of shares that may be purchased by an optionee pursuant to the option exceed, when added to the number of shares available for purchase pursuant to options previously granted to the optionee which remain exercisable, 5% of our issued and outstanding share capital as of the award date of the option being granted.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

4.         COMMON SHARES  (Continued)

(a)

Stock purchase options (continued)

The Company will not grant any further options under the 1998 Stock Option Plan. As of September 30, 2006, unexercised stock options for 282,500 shares of the Company’s common stock were outstanding, of which 250,000 were issued to directors and officers of the Company.

The Company is authorized to grant options to acquire up to 5,266,720 common shares of our company under the 2000 Stock Option Plan.  As of September 30, 2006, options for 361,720 shares of common stock remain available for future grant under the 2000 Plan.

If merger closes, the Company will amend the Company Option Plans to cancel such Company Options Plans at or prior to the closing, and there will be no further issuances of Company Options or shares of common stock thereunder.

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance outstanding, Apr 1, 2006	3,745,000	$0.14		$656,650
Options granted	1,500,000	0.32		-
Options exercised	-	-		-
Options cancelled /expired	-	-
Balance outstanding, Jun 30, 2006	5,245,000	$0.19	3.86	$1,061,250
Options granted	-	-		-
Options exercised	-	-		-
Options cancelled/expired	(57,500)	0.19
Balance outstanding, Sept 30, 2006	5,187,500	$0.19	3.61	$1,881,900
Exercisable, Sept 30, 2006	4,834,167	$0.18	3.60	$1,768,833

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

4.         COMMON SHARES  (Continued)

(a)

Stock purchase options (continued)

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested balance at Apr 1, 2006	738,333	$0.17
Options granted	1,500,000	0.22
Options vested	(1,633,333)	0.21
Options cancelled /expired	-	-
Non-vested balance outstanding Jun 30, 2006	605,000	$0.19
Options granted	-	-
Options vested	(201,667)	0.18
Options cancelled/expired	(57,500)	0.19
Non-vested balance outstanding, Sept 30, 2006	345,833	$0.19

At September 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options was $59,046, which is expected to be recognized over a weighted average period of 1.4 years.  The total intrinsic value of stock options exercised during the three and six months ended September 30, 2006 were $nil and $nil respectively.  Cash received from the exercise of stock options totalled $nil and $nil and related tax benefits totalled $nil and $nil during the three and six months ended September 30, 2006.

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six months period ended September 30, 2006 and 2005
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

	Three months ended September
	2006	2005

Numerator:
Net income	$493,074	$296,867

Denominator:
Weighted average common shares outstanding	54,326,834	46,826,834
Effect of dilutive securities
Stock Options	2,687,744	2,235,508
Convertible promissory note (non-interest bearing)	-	7,500,000
Diluted weighted average common shares outstanding	57,014,578	56,562,342

Basic and diluted net income per share	$0.01	$0.01

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

4.         COMMON SHARES (Continued)

(b)

Net income per share (Continued)

	Six months ended September 30,
	2006	2005

Numerator:
Net income	$781,454	$434,738

Denominator:
Weighted average common shares outstanding	54,326,834	46,826,834
Effect of dilutive securities
Stock Options	2,254,604	2,157,973
Convertible promissory note (non-interest bearing)	-	7,500,000
Diluted weighted average common shares outstanding	56,581,438	56,484,807

Basic and diluted net income per share	$0.01	$0.01

For the three and six month periods ended September 30, 2006, securities not included in the diluted net income per share computation were nil options (September 30, 2005 - 902,500).

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

DataWave's revenues are primarily generated from the resale of prepaid long distance and cellular telephone time, principally from the sale of prepaid calling cards and point-of-sale activated PINs.  Sales of prepaid calling cards and point-of-sale activated PINs under third-party brands where DataWave is not the primary obligor of the related phone service and has no significant continuing obligation with respect to operation of the card subsequent to sale are recognized at the date of sale on a net basis.

DataWave has total sales, net agency sales, and costs of revenues (exclusive of depreciation and amortization) analyzed by product, as follows:

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

5.         BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)

(a)        Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total
Three months ended September 30, 2006
Canada	$6,122,378	$-	$-	$1,005,983	$-	$7,128,361
U.S.	956,260	-	-	244,028	-	1,200,288
Mexico	-	-	-	-	8,932	8,932
Sales	7,078,638	-	-	1,250,011	8,932	8,337,581
Canada	-	52,718,040	109,397	-	-	52,827,437
U.S.	1,497,035	1,137,059	-	-	-	2,634,094
Mexico	-	-	-	-	-	-
Gross proceeds received
on agency sales	1,497,035	53,855,099	109,397	-	-	55,461,531
Less payments to suppliers	(413,165)	(52,500,800)	(99,777)	-	-	(53,013,742)
Net agency sales	1,083,870	1,354,299	9,620	-	-	2,447,789
Canada	-	-	-	-	-	-
U.S.	126,823	-	-	-	-	126,823
Mexico	-	-	-	-	-	-
Other revenue	126,823	-	-	-	-	126,823
Canada	6,122,378	1,312,077	9,620	1,005,983	-	8,450,058
U.S.	2,166,953	42,222	-	244,028	-	2,453,203
Mexico	-	-	-	-	8,932	8,932
Total revenue	8,289,331	1,354,299	9,620	1,250,011	8,932	10,912,193
Cost of revenues
(exclusive of depreciation
and amortization)	7,383,442	-	-	108,796	-	7,492,238
Margin	$905,889	$1,354,299	$9,620	$1,141,215	$8,932	$3,419,955

DATAWAVE SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

5.         BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)

(a)        Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total
Three months ended September 30, 2005
Canada	$4,058,949	$-	$4,011	$619,605	$22,360	$4,704,925
U.S.	1,535,737	-	-	75,164	11,988	1,622,889
Mexico	-	-	-	-	5,512	5,512
Sales	5,594,686	-	4,011	694,769	39,860	6,333,326
Canada	-	37,545,988	52,934	-	-	37,598,922
U.S.	2,301,857	750,925	-	-	-	3,052,782
Mexico	-	-	-	-	-	-
Gross proceeds received
on agency sales	2,301,857	38,296,913	52,934	-	-	40,651,704
Less payments to suppliers	(1,159,763)	(37,423,415)	(50,168)	-	-	(38,633,346)
Net agency sales	1,142,094	873,498	2,766	-	-	2,018,358
Canada	4,058,949	832,671	6,777	619,605	22,360	5,540,362
U.S.	2,677,831	40,827	-	75,164	11,988	2,805,810
Mexico	-	-	-	-	5,512	5,512
Total revenue	6,736,780	873,498	6,777	694,769	39,860	8,351,684
Cost of revenues
(exclusive of depreciation
and amortization)	5,516,417	-	3,444	107,341	-	5,627,202
Margin	$1,220,363	$873,498	$3,333	$587,428	$39,860	$2,724,482

DATAWAVE SYSTEMS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

5.         BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)

(a)        Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total
Six months ended September 30, 2006
Canada	$11,460,561	$-	$-	$1,850,042	$-	$13,310,603
U.S.	2,689,010	-	-	560,841	-	3,249,851
Mexico	-	-	-	-	20,070	20,070
Sales	14,149,571	-	-	2,410,883	20,070	16,580,524
Canada	-	100,154,686	184,422	-	-	100,339,108
U.S.	2,867,773	3,561,984	-	-	-	6,429,757
Mexico	-	-	-	-	-	-
Gross proceeds received
on agency sales	2,867,773	103,716,670	184,422	-	-	106,768,865
Less payments to suppliers	(959,668)	(101,076,866)	(168,049)	-	-	(102,204,583)
Net agency sales	1,908,105	2,639,804	16,373	-	-	4,564,282
Canada	-	-	-	-	-	-
U.S.	126,823	-	-	-	-	126,823
Mexico	-	-	-	-	-	-
Other revenue	126,823	-	-	-	-	126,823
Canada	11,460,561	2,537,410	16,373	1,850,042	-	15,864,386
U.S.	4,723,938	102,394	-	560,841	-	5,387,173
Mexico	-	-	-	-	20,070	20,070
Total revenue	16,184,499	2,639,804	16,373	2,410,883	20,070	21,271,629
Cost of revenues
(exclusive of depreciation
and amortization)	14,434,149	-	-	236,344	-	14,670,493
Margin	$1,750,350	$2,639,804	$16,373	$2,174,539	$20,070	$6,601,136

DATAWAVE SYSTEMS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six month periods ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

5.         BUSINESS SEGMENT INFORMATION AND CONCENTRATION OF SALES (Continued)

(a)        Segmented information (Continued)

	Prepaid		Prepaid
	Long	Prepaid	Internet	Fees and
	Distance	Cellular	Products	Service	Other	Total
Six months ended September 30, 2005
Canada	$7,412,540	$-	$7,565	$1,173,277	$22,360	$8,615,742
U.S.	2,587,101	-	-	75,164	96,159	2,758,424
Mexico	-	-	-	-	12,748	12,748
Sales	9,999,641	-	7,565	1,248,441	131,267	11,386,914
Canada	-	68,624,081	109,270	-	-	68,733,351
U.S.	4,499,106	1,121,305	-	-	-	5,620,411
Mexico	-	-	-	-	-	-
Gross proceeds received
on agency sales	4,499,106	69,745,386	109,270	-	-	74,353,762
Less payments to suppliers	(2,046,756)	(68,286,122)	(103,708)	-	-	(70,436,586)
Net agency sales	2,452,350	1,459,264	5,562	-	-	3,917,176
Canada	7,412,540	1,410,377	13,127	1,173,277	22,360	10,031,681
U.S.	5,039,451	48,887	-	75,164	96,159	5,259,661
Mexico	-	-	-	-	12,748	12,748
Total revenue	12,451,991	1,459,264	13,127	1,248,441	131,267	15,304,090
Cost of revenues
(exclusive of depreciation
and amortization)	9,973,799	-	6,360	206,406	-	10,186,565
Margin	$2,478,192	$1,459,264	$6,767	$1,042,035	$131,267	$5,117,525

 (b)        Concentration of sales and economic dependence

The Company is dependent on a small number of customers for revenues from point-of-sale activation products and future results depend significantly on these strategic relationships.

For the six months ended September 30, 2006, the top ten customers accounted for 67% of revenues (sales and net agency sales) (2005 – 67%).  The Company actively seeks to expand its customer base for point-of-sale activation products to mitigate this risk.

6.

RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2006 the Company charged Nextwave Card Corp (“NCC”) expenses of $258,698 (2005 - $98,515), which comprised sales, marketing and accounting costs incurred on behalf of NCC.  The Company also charged NCC processing revenues of $35,839 (2005 - $22,360).  As of September 30, 2006 $50,689 was due from NCC (2005 - $nil).

DATAWAVE SYSTEMS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months period ended September 30, 2006 and 2005
(Expressed in United States dollars, except share amounts)

(Unaudited)

7.

TRANSACTION COSTS

On September 15, 2006, the Company and InComm Holdings, Inc., a privately owned company, entered into an agreement and plan of merger.  Under the terms of the merger agreement, if the merger closes the Company will merge with a wholly-owned subsidiary of InComm Holdings, Inc., with the Company being the surviving corporation in the merger.  In connection with the merger agreement, the Company incurred transaction costs of during the quarter ended September 30, 2006 of $145,550.  The merger is expected to close in the fourth quarter of calendar year 2006, pending the Company’s stockholder approval, regulatory approval, and satisfaction of other closing conditions.  If the merger closes, the Company will be a wholly-owned subsidiary of InComm and will cease to be a public company.  If the merger does not close, the Company will continue it’s business.

8.

CONTINGENCIES

A class action law suit was filed against the Company in New Jersey.  The Company believes that the claim has no merit and intends to vigorously defend the action.  No further action has been initiated on the claim and the amount ultimately payable, if any, is not presently determinable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.  Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See “Cautionary Note Regarding Forward Looking Statements” above.

Overview

We are a developer and provider of prepaid and stored-value programs.  We sell and distribute prepaid and stored value products using a proprietary system for activating products at the point-of-sale.  We have designed and developed our “DataWave System” that allows for point-of-sale-activation of high value, high shrinkage products, such as cash cards, prepaid phone cards and prepaid wireless time. This technology also operates over the Internet, and with various card activation devices.  Our network systems have been designed to work both with the prepaid platforms of other parties, as well as with telecommunication and financial switches.  Our systems are scalable and flexible and can be readily modified to offer new premium stored-value products, such as prepaid gift cards and prepaid Internet cards.  In addition, we sell prepaid calling cards and point-of-sale activated prepaid cellular personal identification numbers (“PINs”) on a wholesale basis to certain retail operators and other customers.

On September 15, 2006, we entered into an agreement and plan of merger with InComm Holdings, Inc., a privately owned company.  Under the terms of the merger agreement, if the merger closes DataWave will merge with a wholly-owned subsidiary of InComm, with DataWave being the surviving corporation in the merger.  Under the terms of the merger agreement, each share of our common stock that is outstanding at the time of the merger (other than shares held by stockholders exercising dissenters’ rights), will be converted into the right to receive cash, subject to certain conditions.  The merger is subject to approval by our stockholders, and we have called an annual meeting for December 14, 2006 for that purpose.  The merger is expected to close in the fourth quarter of calendar year 2006, pending our stockholder approval, regulatory approval, and satisfaction of other closing conditions.  Many of the closing conditions for the merger are outside of our control.  There are no assurances that our stockholders will approve the merger or that the merger will close.  If the merger closes, we will be a wholly-owned subsidiary of InComm and will cease to be a public company.  If the merger does not close, we will continue our business.

For further information about the terms of the merger and the merger agreement, interested persons should refer to our Form 8-K filed on September 19, 2006 and definitive proxy statement for the 2006 annual meeting of stockholders as filed with the Securities and Exchange Commission, which may be accessed via the SEC’s website at www.sec.gov.

Management’s Summary (all dollar amounts rounded to the nearest thousand except per share amount)

Revenues for the six months ended September 30, 2006 were $21,272,000 compared with $15,304,000 for the six months ended September 30, 2005.  The increase of $5,968,000 or 39.0% is primarily due to an increase in revenues from our prepaid long distance business of $3,733,000 or 30.0%, an increase of $1,162,000 or 93.1% in transaction fee and services revenues, and an increase of $1,181,000 or 80.9% in revenues from our prepaid cellular business.

The margin (total revenues less cost of revenues, exclusive of depreciation and amortization) for the six months ended September 30, 2006 was $6,601,000, an increase of $1,484,000 over the six months ended September 30, 2005. The movement was attributable to an increase in the prepaid cellular margin of $1,181,000, an increase in the fees and services margin of $1,133,000, offset by a decrease in the margin earned in prepaid long distance of $728,000, and a decrease in margins from other business of $102,000.

Operating costs and expenses, excluding cost of revenues, increased by $1,199,000 to $5,784,000 for the six months ended September 30, 2006 compared with $4,585,000 for the six months ended September 30, 2005.  The increase was primarily due to increased salary and benefits costs as a result of hiring additional employees and recognition of stock based compensation expense, increased investor relations costs and increased auditing fees.  Recruiting costs and occupancy costs including rent and telecommunication were also higher for the six months compared with the same period last year.  Transaction costs of $146,000 incurred in connection with the merger agreement with InComm also contributed to the increase from the same period last year.

Other income of $189,000 for the six months ended September 30, 2006 (six months ended September 30, 2005 - $73,000) was primarily interest on deposits and income from royalties.

We face currency risks associated with fluctuating foreign currency valuations.  For the six months ended September 30, 2006, approximately 74.6% of our sales were denominated in Canadian dollars.  A decrease in the value of the Canadian dollar in relation to the U.S. dollar after establishing prices and before our receipt of payment and conversion of such payment to U.S. dollars would have an adverse effect on our operating results.  Although the strengthening of the Canadian dollar has had a positive impact on our revenue attributable to sales in Canada, it has also negatively impacted our cost of revenues and operating expenses.  As of September 30, 2006, we have not entered into foreign currency contracts or other derivatives to mitigate the potential impact of foreign currency fluctuation.

Recently Adopted Accounting Standards

In the past, we accounted for our stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the pro forma disclosures of net income and net income per share.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 Revised, Share-Based Payments (“SFAS123R”).  The statement eliminates the alternative to account for stock based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award.  We have adopted this statement effective April 1, 2006 using the modified prospective application as defined in SFAS123R.  As such, the compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining vesting period.  Estimates of fair value are determined using the Black-Scholes option pricing model.  The use of this model requires certain assumptions regarding the volatility, term, risk free interest rate and forfeiture experienced by the holder.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

In the three months ended September 30, 2006, stock based compensation of $8,000 was expensed as follows: $2,000 to General and Administrative expenses, $3,000 to Selling and Marketing expenses and $3,000 to Product Development expenses.  No options were issued during the three months ended September 30, 2006.

In the six months ended September 30, 2006, stock based compensation of $363,000 was expensed as follows: $328,000 to General and Administrative expenses, $29,000 to Selling and Marketing expenses and $6,000 to Product Development expenses. The assumptions used for options granted during the six months ended September 30, 2006 included a volatility factor of 132%, a 2.5 year term until exercise, and a 4.91% risk free interest rate expected to be experienced by the holder.

Selected Financial Operating Data for the Three Month Periods Ended September 30, 2006 and 2005

		Three months Ended September 30
	2006	2005	2006	2005
	$’000	$’000	Percentage of Revenue
Revenue
Sales	$8,337	$6,333	76.4%	75.8%
Net agency sales	2,448	2,018	22.4%	24.2%
Other	127	-	1.2%	-
Total revenue	10,912	8,351	100.0%	100.0%
Operating costs and expenses
Cost of revenues (exclusive of
depreciation and amortization)	7,492	5,627	68.7%	67.4%
General and administrative	1,306	1,054	12.0%	12.6%
Selling and marketing	516	469	4.7%	5.6%
Product development	560	397	5.2%	4.8%
Transaction costs	146	-	1.3%	-
Depreciation and amortization	342	369	3.1%	4.4%
Total operating costs and expenses	10,362	7,916	95.0%	94.8%
Operating income	550	435	5.0%	5.2%
Other income	104	38	1.0%	0.5%
Foreign exchange	-	10	-	0.1%
Income before income taxes	654	483	6.0%	5.8%
Income taxes	(306)	(216)	(2.8)%	(2.6)%
Equity gain from investee	145	30	1.3%	0.4%
Net income	$493	$297	4.5%	3.6%

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Revenues

For the quarter ended September 30, 2006, revenues were approximately $10,912,000, an increase of $2,561,000, or 30.7% over the $8,351,000 in revenues for the same period last year.  The increase in revenues was primarily driven by an increase in the traditional prepaid long distance revenues, an increase in transaction fee and services revenues and an increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product.

Our ten largest customers accounted for 68% of revenues in the quarter ended September 30, 2006 compared with 67% in the same period last year (one customer accounted for 19% of revenues in the quarter ended September 30, 2006 and one customer accounted for 25% of revenues in the same period last year).  We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

Revenues in Canada and the United States are dependent upon the number of unit placements and locations offering prepaid products.  We own and operate POSA terminals, all free-standing machines, over-the-counter units and traditional vending machines.

During the quarter ended September 30, 2006 in Canada we installed 246 POSA terminals, generating an installed base at September 30, 2006 of 5,237 terminals with a further 917 host-to-host locations and distributor operated terminals.  During the quarter ended September 30, 2006, daily point-of-sale activations averaged 52,200 compared to the September 2005 daily average of 36,100 activations.  We generated transaction fees of $1,250,000 for the quarter ended September 30, 2006 compared with $695,000 in the same period last year, an increase of 79.9%.

Revenues in Canada were $8,450,000 for the quarter ended September 30, 2006 compared with $5,540,000 for the same period last year, an increase of $2,910,000 or 52.5%, which is primarily attributable to an increase in the traditional prepaid long distance revenues, an increase in the POSA business, and an increase in transaction fee and services revenues.

Gross proceeds for prepaid cellular and prepaid internet products were approximately $52,827,000 for Canada in the quarter ended September 30, 2006 compared with $37,599,000 in the same period last year, an increase of 40.5%.  We record this revenue on a net agency basis (gross proceeds less payments to suppliers).  In the quarter ended September 30, 2006, net agency sales from this business were $1,322,000 for Canada compared with $839,000 in the same period last year, an increase of 57.6%.

Revenues in the United States were $2,453,000 for the quarter ended September 30, 2006 compared with $2,806,000 for the same period last year, a decrease of $353,000 or 12.6%, which is attributable to a decrease in the traditional prepaid long distance revenues offset by an increase to transaction fee and service revenues.

In the quarter ended September 30, 2006, a non-recurring resale of traditional prepaid phone time contributed $127,000 of revenues to total revenues in the United States.  We record this one-time resale on a net agency basis (gross proceeds less payments to suppliers) and present the net revenues as other revenues.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) was approximately $7,492,000 or 68.7% of revenues, for the quarter ended September 30, 2006, compared to approximately $5,627,000, or 67.4% of revenues, for the same period last year.

Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates.  In the United States, additional costs are incurred servicing and maintaining our network of free standing machines.  The increase in costs of revenue of 33.1% for the quarter ended September 30, 2006 compared to the same period last year is due to $1,725,000 increase in revenues and additional $140,000 increases in the cost of time.

Margin (total revenues less cost of revenues, exclusive of depreciation and amortization) increased 25.5% to $3,420,000 in the quarter ended September 30, 2006 compared with $2,724,000 in the same period last year.  Margin as a percentage of revenue for the quarter ended September 30, 2006, however, decreased to 31.3% compared with 32.6% for the same period last year.  This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 18.1% in the quarter ended September 30, 2005 to 10.9% in the quarter ended September 30, 2006 due to continued pricing pressure.  Prepaid cellular products, which account for 12.4% of total revenues, generate margins as a percentage of gross proceeds received on net agency sales of approximately 1% - 3%.  Net agency sales was $1,354,000 or 39.6% of the total margin for the quarter ended September 30, 2006, compared with $873,000 or 32.1% of the total margin in the same period last year.

Margin on prepaid long distance was $906,000 for the quarter ended September 30, 2006 compared with $1,220,000 for the same period last year.  Prepaid long distance accounted for 26.5% of margin as a percentage of revenue in the quarter ended September 30, 2006 compared with 44.8% in the same period last year; this reflects the continued shift in our business from traditional prepaid long distance to POSA products.

General and Administrative Expenses

General and administrative expenses were $1,306,000 or 12.0% of revenues during the quarter ended September 30, 2006, compared to $1,054,000 or 12.6% of revenues during the same period last year. The increase in costs in the quarter ended September 30, 2006 of approximately $252,000 over the same period last year includes the following:

•

compensation expense increased by $185,000; $125,000 of the increase was attributed to increase in the amount of executive compensation and $60,000 was attributed to hiring of additional staff in operations and finance;

•

occupancy costs including rent and telecommunication increased by $59,000;

•

office expenses, bank charges and other expenses increased by $46,000; and

•

legal fees decreased by $38,000.

Selling and Marketing Expense

Selling and marketing expense increased by approximately $48,000 or 10.2% during the quarter ended September 30, 2006 over the same period last year.  Expenses for the three month period ended September 30, 2006 were approximately $516,000 or 4.7% of revenues, compared with approximately $469,000 or 5.6% of revenues during the same period last year.

Product Development

Our current business focus is on the placement and marketing of POSA terminals, free-standing machines and host-to-host connectivity for the sale and distribution of multiple prepaid products, and the development and application of the network technologies required to support processing.  Product development expenses represent costs for the internal development of new software systems and substantial enhancements to exisiting software systems. Product development expenses were approximately $560,000 or 5.2% of revenue for the quarter ended September 30, 2006, compared with approximately $397,000 or 6.2% of revenues during the same period last year.  The increase is attributable to hiring additional staff.

Transaction Costs

On September 15, 2006, we entered into an agreement and plan of merger with a privately owned company.  Under the terms of the merger agreement, we will merge with a wholly-owned subsidiary of this privately owned company with our company being the surviving corporation in the merger.  As a result of the merger agreement, we incurred transaction costs in the quarter ended September 30, 2006 of $145,550 in consulting, accounting and legal fees.  We currently anticipate that the merger will close in the fourth quarter of calendar year 2006, pending stockholder approval, regulatory approval, and satisfaction of other closing conditions.  We estimate total transaction costs through the closing of the merger will be approximately $935,000.

Depreciation and Amortization

Depreciation and amortization expense decreased to $342,000 or 3.1% of revenues for the quarter ended September 30, 2006 from $369,000 or 4.4% of revenues for the same period last year.

Depreciation for machinery and equipment was $251,000 for the quarter ended September 30, 2006, compared with $328,000 for the same period last year.  Investment in POSA terminals is being depreciated on a straight line basis over three years.  At September 30, 2006 we have installed 5,237 point-of-sale terminals in Canada and support another 917 locations with host-to-host network connections.  Depreciation expense of approximately $14,000 was incurred for the equipment acquired under capital lease arrangements.

Amortization of intangible assets was $77,000 for the quarter ended September 30, 2006, compared with $41,000 for the same period last year.  Intangible assets are comprised of customer lists acquired in our purchase of AT&T’s Canadian prepaid card operations and an international license, which we purchased from Integrated Data Corp. effective February 2, 2005.  The intangible assets are amortized on a straight-line basis over six and five years respectively.  The net book value of intangible assets on September 30, 2006 and March 31, 2006 were $682,000 and $829,000 respectively.  Goodwill is not amortized but we evaluate the carrying value of goodwill for impairment on at least an annual basis.  We evaluate the carrying value of intangible assets for impairment when events or circumstances indicate that its carrying value may not be recoverable.

Provision for Income Taxes

Consolidated net income before taxes and equity income from NCC was $654,000 for the quarter ended September 30, 2006, compared with $483,000 for the same period last year.  Tax provision was $306,000 for the quarter ended September 30, 2006, compared with $216,000 for the same period last year.  Increase in tax provision was due to an increase in Canadian taxable income.  Net operating losses and capital losses incurred in the U.S. can be applied to reduce future taxable income in the U.S.  The realization of these losses is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, no accounting recognition has been given to these losses.

Equity Income from NCC

In December 2002, we entered into an investment in Nextwave Card Corp. (“NCC”), a company that develops and provides prepaid stored value programs.  We account for this investment under the equity method and we record our 50% share of income or loss as “equity income (loss) from investee.”  For the quarter ended September 30, 2006, we recorded equity income of $145,000, compared with $30,000 for the same period last year.

Selected Financial Operating Data for the Six Month Periods Ended September 30, 2006 and 2005

		Six months Ended September 30,
	2006	2005	2006	2005
	$’000	$’000	Percentage of Revenue
Revenue
Sales	$16,581	$11,387	77.9%	74.4%
Net agency sales	4,564	3,917	21.5%	25.6%
Other	127	-	0.6%	-
Total revenue	21,272	15,304	100.0%	100.0%
Operating costs and expenses
Cost of revenues (exclusive of
depreciation and amortization)	14,670	10,186	68.9%	66.6%
General and administrative	2,635	2,002	12.4%	13.1%
Selling and marketing	1,165	1,050	5.5%	6.9%
Product development	1,164	794	5.5%	5.2%
Transaction costs	146	-	0.7%	-
Depreciation and amortization	675	739	3.2%	4.8%
Total operating costs and expenses	20,455	14,771	96.2%	96.6%
Operating income	817	533	3.8%	3.4%
Other income	189	73	0.9%	0.5%
Foreign exchange (loss)	(4)	9	-	0.1%
Income before income taxes	1,002	615	4.7%	4.0%
Income taxes	(514)	(245)	(2.4)%	(1.6)%
Equity gain from investee	293	64	1.4%	0.4%
Net income	$781	$434	3.7%	2.8%

Six Months Ended September 30, 2006 compared to the Six Months Ended September 30, 2006

Revenues

For the six months ended September 30, 2006, revenues were approximately $21,272,000, an increase of $5,968,000, or 39.0% over the $15,304,000 in revenues for the same period last year.  The increase in revenues was primarily driven by an increase in the traditional prepaid long distance revenues, an increase in the POSA business, where activation and dispensing of prepaid cellular PINs is the primary product, and an increase in transaction fee and services revenues.

Our ten largest customers accounted for 67% of revenues in the six months ended September 30, 2006 compared with 67% in the same period last year (one customer accounted for 18% of revenues in the six months ended September 30, 2006 and one customer accounted for 23% of revenues in the same period last year).  We are actively seeking to expand our customer base for point-of-sale activation of prepaid products to mitigate the risk inherent in such a concentration.

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

	As at September 30, 2006	As at March 31, 2006

Canada
POSA terminals (owned)	5,237	4,853
POSA terminals (serviced or host to host)	917	863

United States
DTMs	804	809
POSA terminals (owned)	99	105
POSA terminals (serviced or host to host)	115	119

Mexico
POSA terminals (serviced or host to host)	170	170

Total	7,342	6,919

During the six months ended September 30, 2006 in Canada we installed 384 POSA terminals, generating an installed base at September 30, 2006 of 5,237 terminals with a further 917 host-to-host locations and distributor operated terminals.  During the six months ended September 30, 2006, daily point-of-sale activations averaged 49,500 compared to the six months ended September 30, 3005 daily average of 34,400 activations.  We generated transaction fees of $2,411,000 for the six months ended September 30, 2006 compared with $1,248,000 in the same period last year, an increase of 93.2%.

Revenues in Canada were $15,864,000 for the six months ended September 30, 2006 compared with $10,032,000 for the same period last year, an increase of $5,832,000 or 58.1%, which is primarily attributable to an increase in the traditional prepaid long distance revenues and also an increase in the POSA business.

Gross proceeds for prepaid cellular and prepaid internet products were approximately $100,339,000 for Canada in the six months ended September 30, 2006 compared with $68,733,000 in the same period last year, an increase of 46.0%.  We record this revenue on a net agency basis (gross proceeds less payments to suppliers).  In the six months ended September 30, 2006, net agency sales from this business were $2,554,000 for Canada compared with $1,423,000 in the same period last year, an increase of 79.5%.

Revenues in the United States were $5,387,000 for the six months ended September 30, 2006 compared with $5,260,000 for the same period last year, an increase of $127,000 or 2.4%, which is primarily attributable to an increase in the transaction fee and services revenues.

In the six months ended September 30, 2006, a non-recurring resale of traditional prepaid phone time contributed $127,000 of revenues to total revenues in the United States.  We record this one-time resale on a net agency basis (gross proceeds less payments to suppliers) and present the net revenues as other revenues.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) was approximately $14,670,000 or 68.9% of revenues, for the six months ended September 30, 2006, compared to approximately $10,186,000 or 66.6% of revenues, for the same period last year.

Our cost of revenue consists primarily of payments to carriers who provide long distance telephone time and various services related to the production and shipping of product, supplying and maintaining our network systems, transaction processing costs, site commissions, co-op marketing and volume rebates.  In the United States, additional costs are incurred servicing and maintaining our network of free standing machines.  The increase in costs of revenue of 44.0% for the six months ended September 30, 2006 compared to the same period last year is due to $3,972,000 increase in revenues and additional $512,000 increases in the cost of time.

Margin (total revenues less cost of revenues, exclusive of depreciation and amortization) increased 29.0% to $6,601,000 in the six months ended September 30, 2006 compared with $5,118,000 in the same period last year.  Margin as a percentage of revenue for the six months ended September 30, 2006, however, decreased to 31.0% compared with 33.4% for the same period last year.  This decrease is primarily attributable to margin as a percentage of revenue on prepaid long distance decreasing from 19.9% in the six months ended September 30, 2005 to 10.8% in the six months ended September 30, 2006 due to continued pricing pressure.  Prepaid cellular products, which account for 12.4% of total revenues, generate margins as a percentage of gross proceeds received on net agency sales of approximately 1% - 3%.  Net agency sales was $2,640,000 or 40.0% of the total margin for the six months ended September 30, 2006, compared with $1,459,000 or 28.5% of the total margin in the same period last year.

Margin on prepaid long distance was $1,750,000 for the six months ended September 30, 2006 compared with $2,478,000 for the same period last year.  Prepaid long distance accounted for 26.5% of margin as a percentage of revenue in the six months ended September 30, 2006 compared with 48.4% in the same period last year; this reflects the continued shift in our business from traditional prepaid long distance to POSA products.

General and Administrative Expenses

General and administrative expenses were $2,634,000 or 12.4% of revenues during the six months ended September 30, 2006, compared to $2,002,000 or 13.1% of revenues during the same period last year. The increase in costs in the six months ended September 30, 2006 of approximately $632,000 over the same period last year includes the following:

•

compensation expense increased by $523,000; $125,000 of the increase was attributed to  increases in executive compensation, $328,000 was attributed to stock-based compensation and $70,000 was attributed to hiring of additional staff in operations and finance;

•

accounting and audit fees increased by $64,000;

•

investor relations fees increased by $24,000.

•

occupancy costs including rent and telecommunication increased by $106,000; offset by

•

a CRTC (Canadian Radio-television and Telecommunications Commission) levy recovery and decreases in other office expenses of $85,000.

Selling and Marketing Expense

Selling and marketing expense increased by approximately $115,000 or 11.0% during the six months ended September 30, 2006 over the same period last year.  Expenses for the six month period ended September 30, 2006 were approximately $1,165,000 or 5.5% of revenues, compared with approximately $1,050,000 or 6.9% of revenues during the same period last year.  The increase is primarily attributable to higher promotion and brochure printing costs.  Selling expenses consist primarily of salaries and the associated employee expenses.

Product Development

Our current business focus is on the placement and marketing of POSA terminals, free-standing machines and host-to-host connectivity for the sale and distribution of multiple prepaid products, and the development and application of the network technologies required to support processing.  Product development expenses represent costs for the internal development of new software systems and substantial enhancements to exisiting software systems. Product development expenses were approximately 1,164,000 or 5.5% of revenue for the six months ended September 30, 2006, compared with approximately $794,000 or 5.2% of revenues during the same period last year.  The increase is attributable to hiring additional staff.

During the six months ended September 30, 2006, we continued our rapid expansion of point-of-sale technology to the Canadian marketplace with standalone terminals and development of host-to-host connections for certain customers.

Transaction Costs

On September 15, 2006, we entered into an agreement and plan of merger with a privately owned company.  Under the terms of the merger agreement, we will merge with a wholly-owned subsidiary of this privately owned company with our company being the surviving corporation in the merger.  As a result of the merger agreement, we incurred transaction costs of $145,550 in consulting, accounting and legal fees.  We currently anticipate that the merger will close in the fourth quarter of calendar year 2006, pending stockholder approval, regulatory approval, and satisfaction of other closing conditions.  We estimate total transaction costs through the closing of the merger will be approximately $935,000.

Depreciation and Amortization

Depreciation and amortization expense decreased to $675,000 or 3.2% of revenues for the six months ended September 30, 2006 from $738,000 or 4.8% of revenues for the same period last year.

Depreciation for machinery and equipment was $493,000 for the six months ended September 30, 2006, compared with $656,000 for the same period last year.  Investment in POSA terminals is being depreciated on a straight line basis over three years.  At September 30, 2006 we have installed 5,237 point-of-sale terminals in Canada and support another 917 locations with host-to-host network connections.  Depreciation expense of approximately $28,000 was incurred for the equipment acquired under capital lease arrangements.

Amortization of intangible assets was $154,000 for the six months ended September 30, 2006, compared with $82,000 for the same period last year.  Intangible assets are comprised of customer lists acquired in our purchase of AT&T’s Canadian prepaid card operations and an international license, which we purchased from Integrated Data Corp. effective February 2, 2005.  The intangible assets are amortized on a straight-line basis over six and five years respectively.  The net book value of intangible assets on September 30, 2006 and March 31, 2006 were $682,000 and $829,000 respectively.  Goodwill is not amortized but we evaluate the carrying value of goodwill for impairment on at least an annual basis.  We evaluate the carrying value of intangible assets for impairment when events or circumstances indicate that its carrying value may not be recoverable.

Provision for Income Taxes

Consolidated net income before taxes and equity income from investee (explained more fully below) was $1,002,000 for the six months ended September 30, 2006, compared with $615,000 for the same period last year.  Tax provision was $514,000 for the six months ended September 30, 2006, compared with $245,000 for the same period last year.  Increase in tax provision was due to an increase in Canadian taxable income.  Net operating losses and capital losses incurred in the U.S. can be applied to reduce future taxable income in the U.S.  The realization of these losses is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, no accounting recognition has been given to these losses.

Equity Income from Investee

In December 2002, we entered into an investment in Nextwave Card Corp. (“NCC”), a company that develops and provides prepaid stored value programs.  We account for this investment under the equity method and we record our 50% share of income or loss as “equity income (loss) from investee.”  For the six months ended September 30, 2006, we recorded equity income of $294,000, compared with $64,000 for the same period last year.

Liquidity and Capital Resources

Cash and cash equivalents on September 30, 2006 were approximately $9,596,000 compared with $6,967,000 on March 31, 2006.  We had a working capital (current assets less current liabilities) surplus of $3,459,000 on September 30, 2006 compared with $2,483,000 on March 31, 2006.

Our operating activities provided cash of $3,100,000 during the six month period ended September 30, 2006 compared with cash provided of $1,198,000 during the same period last year.  The increase in cash provided by operating activities is primarily due to the timing of collections of receivables as well as timing of investments in inventory compared to payments to suppliers.  Our operations, development and expansion, are financed from the cash flow generated from our operating activities.

The increase in our net cash provided by operating activities for the six month period ended September 30, 2006 is explained below:

•

net income for the period was $781,000:

•

accounts payable and accrued liabilities increased by $3,886,000, including an increase of $2,811,000 for wireless products (PINs and cellular airtime), an increase of $1,352,000 for cellular and long distance accrual, an increase of $198,000 for prepaid long distance products, and an increase in other accounts payable and accrued liabilities of $2,000, offset by a decrease of $477,000 in corporate taxes payable;

•

accounts receivable increased by $1,487,000, and prepaid expenses and deposits increased by $107,000;

•

inventories increased by $886,000, primarily for prepaid cellular PINs products, as a result of increased sales activity. Inventories of prepaid cellular PINs at September 30, 2006 were $6,098,000; cellular PIN inventory is maintained at approximately eleven days sales (thirteen days sales (gross proceeds of sales) for the same period last year);

•

stock based compensation expenses for the period was $363,000;

•

depreciation, amortization and other operating expenses for the period was $669,000;

•

equity income from investee for the period was $294,000; and

•

deferred revenue increased by $173,000, mainly due to an increase in sales of usage based PINs.

Increases and decreases in accounts receivable, inventories, accounts payable and accrued liabilities are partly due to foreign exchange rate fluctuation.  However, the effect of foreign exchange rate fluctuation on each respective item has partially offset each other.

Our underlying sales arrangements for Canadian prepaid cellular PINs have a significant impact on cash flows.  Accounts receivable for cellular product sales are collected within twelve days; Inventories for cellular products are maintained at levels to support eleven days sales and are turned over three times a month.  We actively manage working capital – inventory, accounts receivable and accounts payable – by quick turnover of inventory, collection terms of accounts receivable and trade terms granted by suppliers, however our cash flows are dependent on our ability to continue managing the business cycle. We believe that cash flows from operations will be sufficient to finance our capital investments in fiscal 2007, primarily for additional POSA terminals.

We used $577,000 in investing activities for the six months ended September 30, 2006, primarily for the purchase of terminals used to dispense point-of-sale prepaid cellular PINs in Canada.  We used $66,000 in financing activities for the six months ended September 30, 2006, primarily for the repayment of capital lease obligations.

Future Capital Needs and Resources

We believe that we currently have sufficient cash resources and working capital to meet our ongoing obligations as they become due in fiscal 2007.  We plan capital expenditure for fiscal 2007 in line with prior years.

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

Our cash flow from operations is impacted by our margin on sales.  Increased pricing competition may reduce margins and our ability to negotiate favorable supply contracts will impact our margin, net income and operating cash flow.

Additionally, our working capital and capital requirements depend upon numerous factors, including the level of resources that we devote to the continued development of our network systems and the development of new products and new technologies, and the overall structure of potential strategic alliances and acquisitions of products or other businesses.

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

Trend Information

The implementation and roll-out of point-of-sale technology in Canada is well established and we continue to increase market share for sale of prepaid products using our technologies.  Over the past several fiscal quarters, we have experienced increases in sales of prepaid cellular PINs and revenues from POSA transaction fees, and we currently expect further increases during fiscal 2007.   We expect to deploy terminals in Canada during the current fiscal year at a pace similar to last year.  However, revenues from our sales arrangements require active management of working capital and terms and conditions of future arrangements may impact the presentation of revenue and related working capital accounts, as well as our margins and operating income.

Revenues generated from the bulk sale of prepaid phone cards to retail establishments in Canada are expected to grow slowly and continued pricing pressure in the Canadian marketplace is expected to have an adverse effect on margins.

Revenues generated from the sale of prepaid long distance phone cards through the free-standing machines in the U.S. are declining as usage of mobile phones increases.  Revenues generated from the promotional sale of prepaid long distance phone cards decreased in the quarter ended September 30, 2006 and may continue to decline in future periods.  Cost of time, which is the major component of cost of revenue, is expected to decline somewhat as a result of renegotiating lower rates but continued pricing pressure in the marketplace is anticipated to result in a decline in margins.

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

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our  disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2006.  This evaluation was carried out under the supervision and with the participation of our management, including our chairman and chief executive officer.  Based upon that evaluation, our chairman and chief executive officer concluded that our disclosure controls and procedures are effective as of September 30, 2006.

No significant changes in internal controls

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II

OTHER INFORMATION

Item 6  Exhibits

INDEX

Exhibit Number		Description
31.1	**	Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 of Joshua Emanuel
31.2	**	Certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 of John Gunn
32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of Joshua Emanuel
32.2	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 of John Gunn

**

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DataWave Systems Inc.______________
(Registrant)

By _____/s/ Joshua Emanuel_____________________
Chairman and Chief Executive Officer

Date ____November 14, 2006___________________

By _____/s/  John Gunn______________________
General Manager, Chief Financial Officer

Date ____November 14, 2006___________________

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

Date: November 14, 2006

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

Date: November 14, 2006

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

(1)

the Quarterly Report on Form 10-QSB of DataWave Systems Inc. for the quarterly period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DataWave Systems Inc.

By: /s/ Joshua Emanuel

Joshua Emanuel

Chairman, Chief Executive Officer

Dated: November 14, 2006

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

(1)

the Quarterly Report on Form 10-QSB of DataWave Systems Inc. for the quarterly period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of DataWave Systems Inc.

By: /s/ John Gunn

John Gunn

General Manager, Chief Financial Officer

Dated: November 14, 2006

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